Form 10-Q
period 2026-02-28
APEX Tech Acquisition Inc.
filed 2026-04-07
CIK 2085485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-43164

APEX Tech Acquisition Inc.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13501 Katy Fwy

Houston, TX 77079

(Address of principal executive offices)

Tel: (840) 244-9122

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	TRADU	The New York Stock Exchange
Ordinary Shares, par value $0.0001 per share	TRAD	The New York Stock Exchange
Rights, each right entitling the holder to receive one-fourth of one ordinary share	TRADR	The New York Stock Exchange

As of April 6, 2026, 14,255,385 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

APEX Tech Acquisition Inc.

FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APEX TECH ACQUISITION INC.

CONDENSED BALANCE SHEETS

	February 28, 2026	August 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$584,080	$-
Prepaid expenses	-	8,000
Total Current Assets	584,080	8,000

Deferred offering costs	-	20,000
Cash held in Trust Account	111,971,310	-
Total Assets	$112,555,390	$28,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$-	$20,000
Promissory note – related party	-	47
Total Current Liabilities	-	20,047
Total Liabilities	-	20,047

Commitments and Contingencies – see Note 6

Ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 11,197,131 shares and 0 shares subject to possible redemption as of February 28, 2026 and August 31, 2025, respectively	111,971,310	-

Shareholders’ Equity
Ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 3,058,254 shares and 2,875,000 (1) issued and outstanding, respectively, as of February 28, 2026 and August 31, 2025 (excluding 11,197,131 and 0 shares subject to possible redemption as of February 28, 2026 and August 31, 2025, respectively)	306	287
Additional paid-in capital	648,492	24,713
Accumulated deficit	(64,718)	(17,047)
Total Shareholders’ Equity	584,080	7,953
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity	$112,555,390	$28,000

(1)

Ordinary shares have been retroactively restated to reflect an amendment to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares initially from 1,725,000 to 2,875,000 shares for $25,000, including an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 1,197,131 units on February 27, 2026, 299,283 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28, 2026	For the Six Months Ended February 28, 2026
Formation and operating costs	$39,322	$47,671
Net loss	$(39,322)	$(47,671)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	124,413	61,863
Basic and diluted net loss per share, ordinary shares subject to possible redemption	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	2,877,036	2,876,012
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.02)

(1)

Ordinary shares have been retroactively restated to reflect an amendment to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares from 1,725,000 to 2,875,000 shares for $25,000, excluding an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 1,197,131 units on February 27, 2026, 299,283 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – August 31, 2025(1)	2,875,000	$287	$24,713	$(17,047)	$7,953
Net loss	-	-	-	(8,349)	(8,349)
Balance – November 30, 2025(1)	2,875,000	$287	$24,713	$(25,396)	$(396)
Forfeiture of founder shares	(75,717)	(7)	7	-	-
Issuance of Private Units	208,971	21	2,089,689	-	2,089,710
Issuance of Public Rights net of issuance costs	-	-	2,760,690	-	2,760,690
Remeasurement of carrying value to redemption value	-	-	(4,304,402)	-	(4,304,402)
Issuance of Representative Shares	50,000	5	77,795	-	77,800
Net loss	-	-	-	(39,322)	(39,322)
Balance – February 28, 2026	3,058,254	$306	$648,492	$(64,718)	$584,080

(1)

Ordinary shares have been retroactively restated to reflect an amendment to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares from 1,725,000 to 2,875,000 shares for $25,000, excluding an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 1,197,131 units on February 27, 2026, 299,283 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended February 28, 2026
Cash Flows from Operating Activities:
Net loss	$(47,671)
Changes in operating assets and liabilities:
Prepaid expenses	8,000
Net cash used in operating activities	(39,671)

Cash Flows from Investing Activities:
Cash held in Trust Account	(111,971,310)
Net cash used in investing activities	(111,971,310)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	111,971,310
Proceeds from sale of Private Units	2,089,710
Repayment of promissory note – related party	(47)
Payment of underwriter fees	(1,119,713)
Payment of offering costs	(346,199)
Net cash provided by financing activities	112,595,061

Net Changes in Cash	584,080
Cash - Beginning of period	-
Cash - End of period	$584,080

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$4,304,402

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

APEX Tech Acquisition Inc. (the “Company”) is a blank check company incorporated under the laws of the Cayman Islands as an exempted company with limited liability on August 29, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected August 31 as its fiscal year end. The Company’s founder and sponsor is APEX INNOVATION ACQUISITION CORP., a Delaware corporation (the “Sponsor”).

As of February 28, 2026, the Company had not commenced any operations. For the period from August 29, 2025 (inception) through February 28, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the Initial Public Offering (“IPO”), as described below. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Shares (as defined below).

The registration statement for the Company’s IPO became effective on February 25, 2026. On February 27, 2026, the Company consummated the IPO of 11,197,131 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) including the partial exercise of the over-allotment option of 1,197,131 Units granted to the underwriters. Each Unit consists of one ordinary share and one right to receive one-fourth (1/4) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $111,971,310.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement of 208,971 units (the “Private Units”) to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $ 2,089,710, which is described in Note 4.

Transaction costs amounted to $1,543,712 consisting of $1,119,713 of underwriting commissions which was paid in cash at the closing date of the IPO, $77,800 of the Representative Shares (discussed in the below), and $346,199 of other offering costs. At the IPO date, cash of $584,080 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 50,000 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $77,800.

Following the closing of the IPO on February 27, 2026, an amount of $111,971,310 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account are initially to be held in cash, including demand deposit accounts at a bank, or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (as defined below) (less any taxes payable on interest earned) at the time of execution of the definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company does not believe that its anticipated principal activities will subject the Company to the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it will obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attended and voted at a general meeting of the Company. The Company will have 15 months from the effective date of the registration statement on Form S-1 to consummate its initial Business Combination (the “Combination Period”). If the Company anticipates that it may be unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amended and restated memorandum and articles of association to extend the deadline (“Extension Period”) by which it must complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within Combination Period or during any extension period.

The Founder Shares (as defined in Note 5) except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (a) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Private Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the public shares if the Company has not consummated the Company’s initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Shares if the Company fails to complete its initial business combination within 15 months from the effective date of the registration statement on Form S-1 or during any extension period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder Shares, Private Shares and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

Furthermore, the Sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s post-offering amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a business combination within 15 months from the closing of this offering, unless the Company provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or a vote to amend the provisions of the Company’s post-offering amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The Sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the initial shares and provided that the transferees agree to the same terms and restrictions as the permitted transferees of the initial shares must agree to, each as described above) until 30 days after the completion of its initial business combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of February 28, 2026, the Company had cash of $584,080 and a working capital of $584,080. The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially has 15 months from the effective date of the registration statement to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 15-month period from the closing of the IPO. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period (assuming no extensions).

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2026. The interim results for the three and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected through August 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $584,080 in cash and no cash equivalents as of February 28, 2026.

Cash Held in Trust Account

At February 28, 2026, the assets in the Trust Account were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $1,543,712 consisting of $1,119,713 underwriting commissions, $77,800 of the Representative Shares and $346,199 legal and other offering expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 11,197,131 ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of February 28, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of February 28, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$111,971,310
Less:
Proceeds allocated to public share rights	(2,799,283)
Public shares issuance costs	(1,505,119)
Plus:
Remeasurement of carrying value to redemption value	4,304,402
Ordinary shares subject to possible redemption as of February 28, 2026	$111,971,310

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net loss per redeemable share and net loss per non-redeemable share following the two-class method of net loss per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net loss per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of February 28, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The net loss per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended February 28, 2026		Six Months Ended February 28, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,630)	$(37,692)	$(1,004)	$(46,667)

Denominator:
Basic and diluted weighted average shares outstanding	124,413	2,877,036	61,863	2,876,012
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instrument based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of Private Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 29, 2025, date of incorporation.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On February 27, 2026, the Company sold 11,197,131 Units at a price of $10.00 per Unit including the partial exercise of the over-allotment option of 1,197,131 Units granted to the underwriters. Each Unit consists of one ordinary share with $0.0001 par value and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

The Company paid an underwriting fee of $1,119,713 in cash at the closing of the IPO.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 208,971 Private Units at a price of $10.00 per unit for an aggregate purchase price of $2,089,710. Each Private Unit consists of one ordinary share (“Private Share”) and one right to receive one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination (“Private Right”). The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

The Private Units, Private Shares, Private Rights and the ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On August 29, 2025, the Sponsor agreed to acquire 1,725,000 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.0145 per share; including an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Such ordinary shares were subsequently issued to the Sponsor on September 4, 2025. In January 2026, the Company entered into an amendment to the subscription agreement with the Sponsor for the purchase of an additional 1,150,000 founder shares, resulting in a total acquisition of 2,875,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.009 per ordinary share.

The initial shareholders have agreed, not to transfer, assign or sell 100% of its Founder Shares until the earlier of (x) 180 days after the date of the consummation of the Company’s initial business combination or (y) the date on which the last reported sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 90 days after its initial business combination, or (z) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction after its initial Business Combination which results in all of its public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On August 31, 2025, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) March 31, 2026 or (2) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The Promissory Note were repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of February 28, 2026, the Company had no borrowings under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such working capital loans (“Working Capital Loans”) may be convertible into Private Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of its initial Business Combination.

As of February 28, 2026, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company has granted the underwriter, a 45-day option from the date of the registration statement to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter partially exercised its over-allotment option on February 27, 2026.

The underwriter was paid a cash underwriting discount of $1,119,713, or 1.0% of the gross proceeds of the IPO, including the partial exercise of its over-allotment option, upon the closing of IPO on February 27, 2026.

Representative’s Shares

The Company also issued 50,000 ordinary shares (including partial exercise of the over-allotment option) to the underwriter upon the consummation of the IPO. These shares are being registered in the registration statement of which the IPO forms a part. The underwriters have agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2).

Additionally, the Company will issue to A.G.P. and/or its designee 223,943 ordinary shares upon the closing of an initial business combination of the Company at $10.00 per share, which are referred to herein as the “deferred compensation shares”. The representative has agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2). In addition, the representative has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within the Combination Period.

The representative and deferred compensation shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the public offering, subject to exceptions pursuant to FINRA Rule 5110(e)(2).

Right of First Refusal

The Company granted A.G.P., subject to certain conditions, for a period of twelve (12) months following the consummation of the initial business combination, an irrevocable right of first refusal to act as sole investment banker, sole book runner, and/or sole placement agent, at A.G.P.’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for us or any of our successors or subsidiaries, on terms customary to A.G.P. A.G.P. shall have the sole right to determine whether or not any other broker dealer shall have the right to participate in any such offering and the economic terms of any such participation. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

Note 7 — Shareholders’ Equity

Ordinary Share— The Company is authorized to issue 600,000,000 ordinary shares with $0.0001 par value. On August 29, 2025, the Company agreed to issue 1,725,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or $0.0145 per share. Such ordinary shares were subsequently issued to the Sponsor on September 4, 2025. In January 2026, the Company entered into an amendment to the subscription agreement with the Sponsor for the purchase of an additional 1,150,000 ordinary shares, resulting in a total acquisition of 2,875,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.009 per ordinary share.

As of February 28, 2026, there were 2,799,283 Founder Shares issued and outstanding (excluding 11,197,131 shares subject to possible redemption). As a result of the underwriter’s partial exercise of its over-allotment option to purchase 1,197,131 units on February 27, 2026, 299,283 ordinary shares were no longer subject to forfeiture.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-fourth (1/4) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fourth (1/4) of a share underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will be rounded down to the nearest whole share.

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer, Chief Financial Officer and Chairman (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended February 28, 2026	For the Six Months Ended February 28, 2026
Formation and operating costs	$39,322	$47,671

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The CODM also assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

February 28, 2026
Cash held in Trust Account	$111,971,310

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Apex,” “our,” “us” or “we” refer to APEX TECH ACQUISITION INC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions to consummate a business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 29, 2025 (inception) through February 28, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended February 28, 2026, we had net loss of $39,322, all of which consisted of formation and operating costs.

For the six months ended February 28, 2026, we had net loss of $47,671, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

On February 27, 2026, we consummated our IPO of 10,000,000 units (the “Units”), at $10.00 per Unit. In connection with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,197,131 additional Units for an aggregate of 11,197,131 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $111,971,310. Simultaneously with the closing of our IPO, we consummated the sale of 208,971 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating total gross proceeds of $2,089,710.

Upon the closing of the IPO and the private placement on February 27, 2026, a total of $111,971,310 from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of February 28, 2026, we had cash of $584,080 and a working capital of $584,080.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until the Combination Period (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On August 31, 2025, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) March 31, 2026 or (2) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The Promissory Note were repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of February 28, 2026, the Company had no borrowings under the Promissory Note.

Underwriting Agreement

We granted the underwriter, a 45-day option from the date of the registration statement to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter partially exercised its over-allotment option on February 27, 2026.

The underwriter was paid a cash underwriting discount of $1,119,713, or 1.0% of the gross proceeds of the IPO, including the partial exercise of its over-allotment option, upon the closing of IPO on February 27, 2026.

Representative’s Shares

We also issued 50,000 ordinary shares (including partial exercise of the over-allotment option) to the underwriter upon the consummation of the IPO. These shares are being registered in the registration statement of which the IPO forms a part. The underwriters have agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2).

Additionally, the Company will issue to A.G.P. and/or its designee 223,943 ordinary shares upon the closing of an initial business combination of the Company at $10.00 per share, which are referred to herein as the “deferred compensation shares”. The representative has agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2). In addition, the representative has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within the Combination Period.

The representative and deferred compensation shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the public offering, subject to exceptions pursuant to FINRA Rule 5110(e)(2).

 Right of First Refusal

We granted A.G.P., subject to certain conditions, for a period of twelve (12) months following the consummation of the initial business combination, an irrevocable right of first refusal to act as sole investment banker, sole book runner, and/or sole placement agent, at A.G.P.’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for us or any of our successors or subsidiaries, on terms customary to A.G.P. A.G.P. shall have the sole right to determine whether or not any other broker dealer shall have the right to participate in any such offering and the economic terms of any such participation. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 29, 2025, date of incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of February 28, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended February 28, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2025, the Sponsor agreed to acquire 1,725,000 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.0145 per share; including an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Such ordinary shares were subsequently issued to the Sponsor on September 4, 2025. In January 2026, the Company entered into an amendment to the subscription agreement with the Sponsor for the purchase of an additional 1,150,000 founder shares, resulting in a total acquisition of 2,875,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.009 per ordinary share.

On February 27, 2026, the Company consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-fourth (1/4) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. In connection with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,197,131 additional Units for an aggregate of 11,197,131 Units sold.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 208,971 Units (the “Private Units”), each Private Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Private Unit, generating total gross proceeds of $2,089,710.

Following the closing of our IPO, an aggregate of $111,971,310 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX Tech Acquisition Inc.

Date: April 6, 2026	By:	/s/ Shaoren Liu
	Name:	Shaoren Liu
	Title:	Chief Executive Officer and Chief Financial Officer

