Form 10-Q
period 2026-05-31
APEX Tech Acquisition Inc.
filed 2026-07-15
CIK 2085485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

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

As of July 15, 2026, 14,637,000 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

APEX Tech Acquisition Inc.

FORM 10-Q FOR QUARTER ENDED MAY 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APEX TECH ACQUISITION INC.

CONDENSED BALANCE SHEETS

	May 31, 2026	August 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$2,667	$-
Prepaid expenses	4,500	8,000
Total Current Assets	7,167	8,000

Deferred offering costs	-	20,000
Investments held in Trust Account	115,658,787	-
Total Assets	$115,665,954	$28,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$21,518	$20,000
Promissory note – related party	-	47
Total Current Liabilities	21,518	20,047
Total Liabilities	21,518	20,047

Commitments and Contingencies – see Note 6

Ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 11,500,000 shares at redemption value of $10.06 per share and 0 shares subject to possible redemption as of May 31, 2026 and August 31, 2025, respectively	115,658,787	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 3,137,000 shares and 2,875,000 (1) issued and outstanding, respectively, as of May 31, 2026 and August 31, 2025 (excluding 11,500,000 and 0 shares subject to possible redemption as of May 31, 2026 and August 31, 2025, respectively)	313	287
Additional paid-in capital	-	24,713
Accumulated deficit	(14,664)	(17,047)
Total Shareholders’ (Deficit) Equity	(14,351)	7,953
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$115,665,954	$28,000

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

After the underwriter partially exercised its over-allotment option to purchase 1,197,131 Units at the IPO closing on February 27, 2026, and subsequently exercised the remaining balance in full to purchase an additional 302,869 Units on April 15, 2026, ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2026	For the Nine Months Ended May 31, 2026
General and administrative expenses	$590,432	$638,103
Loss from operations	(590,432)	$(638,103)

Other income
Interest earned on investments held in Trust Account	658,787	658,787
Total other income	658,787	658,787
Net income	$68,355	$20,684

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	11,348,566	3,865,440
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,135,486	2,964,253
Basic and diluted net income per share, non-redeemable ordinary shares	$0.00	$0.00

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

After the underwriter partially exercised its over-allotment option to purchase 1,197,131 Units at the IPO closing on February 27, 2026, and subsequently exercised the remaining balance in full to purchase an additional 302,869 Units on April 15, 2026, ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2026

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – August 31, 2025(1)	2,875,000	$287	$24,713	$(17,047)	$7,953
Net loss	-	-	-	(8,349)	(8,349)
Balance – November 30, 2025(1)	2,875,000	$287	$24,713	$(25,396)	$(396)
Forfeiture of founder shares	(75,717)	(7)	7	-	-
Issuance of Private Units	208,971	21	2,089,689	-	2,089,710
Issuance of Public Rights net of issuance costs	-	-	2,760,690	-	2,760,690
Public shares issuance cost allocated to equity	-	-	(38,593)		(38,593)
Accretion of carrying value to redemption value	-	-	(4,265,809)	-	(4,265,809)
Issuance of Representative Shares	50,000	5	77,795	-	77,800
Net loss	-	-	-	(39,322)	(39,322)
Balance – February 28, 2026	3,058,254	$306	$648,492	$(64,718)	$584,080

Forfeiture of founder shares reversal	75,717	7	(7)	-	-
Issuance of Private Units	3,029	-	30,285	-	30,285
Issuance of Public Rights net of issuance costs	-	-	74,760	-	74,760
Public shares issuance cost allocated to equity	-	-	(957)	-	(957)
Accretion of carrying value to redemption value	-	-	(112,087)	-	(112,087)
Subsequent remeasurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	(640,486)	(18,301)	(658,787)
Net income	-	-	-	68,355	68,355
Balance – May 31, 2026	3,137,000	$313	$-	$(14,664)	$(14,351)

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

After the underwriter partially exercised its over-allotment option to purchase 1,197,131 Units at the IPO closing on February 27, 2026, and subsequently exercised the remaining balance in full to purchase an additional 302,869 Units on April 15, 2026, ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TECH ACQUISITION INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended May 31, 2026
Cash Flows from Operating Activities:
Net income	$20,684
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(658,787)
Changes in operating assets and liabilities:
Prepaid expenses	3,500
Accounts payable and accrued expenses	1,518
Net cash used in operating activities	(633,085)

Cash Flows from Investing Activities:
Cash held in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	115,000,000
Proceeds from sale of Private Units	2,119,995
Repayment of promissory note – related party	(47)
Payment of underwriter fees	(1,150,000)
Payment of offering costs	(334,196)
Net cash provided by financing activities	115,635,752

Net Changes in Cash	2,667
Cash - Beginning of period	-
Cash - End of period	$2,667

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$4,417,450

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

As of May 31, 2026, the Company had not commenced any operations. For the period from August 29, 2025 (inception) through May 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the Initial Public Offering (“IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Shares (as defined below).

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

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement of 208,971 units (the “Private Units”) to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,089,710, which is described in Note 4.

On April 10, 2026, the underwriters notified the Company of their exercise of the over-allotment option in full to purchase an additional 302,869 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 3,029 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $30,285. As a result, the Company sold an aggregate of 11,500,000 Public Units and 212,000 Private Units.

Transaction costs amounted to $1,582,000 consisting of $1,150,000 of underwriting commissions which was paid in cash at the closing date of the IPO and over-allotment, $77,800 estimated fair value of the Representative Shares (discussed in the below), and $354,200 of legal and other offering costs. At the IPO date, cash of $584,080 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Following the closing of the IPO on February 27, 2026 and over-allotment option on April 15, 2026, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Units in the IPO and over-allotment was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account are initially to be held in cash, including demand deposit accounts at a bank, or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO and over-allotment, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it will obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attended and voted at a general meeting of the Company. The Company will have 15 months from the effective date of the registration statement on Form S-1 to consummate its initial Business Combination (the “Combination Period”). If the Company anticipates that it may be unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amended and restated memorandum and articles of association to extend the deadline (“Extension Period”) by which it must complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within Combination Period or during any extension period.

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

Going Concern Consideration

As of May 31, 2026, the Company had cash of $2,667 and a working capital deficit of $14,351. The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

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

As a result of the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Reports on Form 8-K, as filed with the SEC on March 6, 2026 and April 21, 2026. The interim results for the three and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected through August 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,667 and $0 in cash as of May 31, 2026 and August 31, 2025, respectively. The Company did not have cash equivalents for both periods.

Investments Held in Trust Account

At May 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $1,582,000 consisting of $1,150,000 underwriting commissions, $77,800 estimated fair value of the Representative Shares and $354,200 legal and other offering expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 11,500,000 ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of May 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of May 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public share rights	(2,875,000)
Public shares issuance costs	(1,542,450)
Plus:
Accretion of carrying value of redemption value	4,417,450
Subsequent remeasurement of carrying value to redemption value	658,787
Ordinary shares subject to possible redemption as of May 31, 2026	$115,658,787

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net income per redeemable share and net income per non-redeemable share following the two-class method of net income per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of May 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended May 31, 2026	Nine Months Ended May 31, 2026
Net income	$68,355	$20,684

	Three Months Ended May 31, 2026		Nine Months Ended May 31, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$53,558	$14,797	$11,707	$8,977

Denominator:
Basic and diluted weighted average shares outstanding	11,348,566	3,135,486	3,865,440	2,964,253
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.00	$0.00

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted the ASU 2023-09 on December 1, 2025. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company did not have any material impact of adopting ASU 2023-09 on its financial statements.

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

On April 10, 2026, the underwriters notified the Company of their exercise of the over-allotment option in full to purchase an additional 302,869 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 3,029 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $30,285. As a result, the Company sold an aggregate of 11,500,000 Public Units in the IPO and over-allotment, generating aggregate gross proceeds of $115,000,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and over-allotment, the Sponsor purchased an aggregate of 212,000 Private Units in a private placement for an aggregate purchase price of $2,119,995. Each Private Unit consists of one ordinary share (“Private Share”) and one right to receive one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination (“Private Right”). The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

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

Promissory Note — Related Party

On August 31, 2025, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) March 31, 2026 or (2) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The Promissory Note were repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of May 31, 2026, the Company had no borrowings under the Promissory Note.

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

As of May 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

Underwriter Agreement

The Company has granted the underwriter, a 45-day option from the date of the registration statement to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter partially exercised its over-allotment option on February 27, 2026, and exercised the remaining balance in full on April 15, 2026.

The underwriter was paid a cash underwriting discount of $1,150,000, or 1.0% of the gross proceeds of the IPO, including the exercises of its over-allotment option, upon the closing of IPO on February 27, 2026 and on April 15, 2026.

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

Finder's Engagement Agreement

On March 15, 2026, the Company entered into a non-exclusive Finder's Engagement Agreement (the "Finder Agreement") with California Hedge Fund Inc. (the "Finder"), pursuant to which the Finder agreed to identify and introduce potential business combination targets to the Company and facilitate preliminary discussions in connection with a potential initial business combination. Under the Finder Agreement, the Company agreed to pay the Finder a non-refundable retainer and, upon the consummation of an initial business combination with a target introduced or identified by the Finder, a cash success fee. The Company also agreed to reimburse the Finder for certain reasonable, documented out-of-pocket expenses, subject to specified limitations. The Finder Agreement contains customary termination, confidentiality and other customary provisions.

On May 15, 2026, the Company and the Finder entered into Amendment No. 1 to the Finder Agreement, which increased the aggregate non-refundable retainer payable to the Finder from $250,000 to $500,000, with the remaining $250,000 becoming payable upon execution of the amendment in May 2026. Additionally, the cash success fee payable upon the consummation of a qualifying initial business combination was increased from $3.75 million to $4.5 million. Except as modified by Amendment No. 1, the remaining terms of the Finder Agreement remained unchanged. As of May 31, 2026, the $500,000 finder fee was fully paid.

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

As of May 31, 2026, there were 2,875,000 Founder Shares, 50,000 Representative Shares, and 212,000 Private Shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

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

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. As of May 31, 2026, there were 11,712,000 rights outstanding, consisting of 11,500,000 public rights and 212,000 private rights. As of August 31, 2025, there were no rights outstanding.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements’ information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended May 31, 2026	For the Nine Months Ended May 31, 2026
General and administrative expenses	$590,432	$638,103
Interest earned on investments held in Trust Account	$658,787	658,787

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

The CODM also assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

May 31, 2026
Investments held in Trust Account	$115,658,787

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

Recent Developments

Finder's Engagement Agreement

On March 15, 2026, the Company entered into a non-exclusive Finder's Engagement Agreement (the "Finder Agreement") with California Hedge Fund Inc. (the "Finder"), pursuant to which the Finder agreed to identify and introduce potential business combination targets to the Company and facilitate preliminary discussions in connection with a potential initial business combination. Under the Finder Agreement, the Company agreed to pay the Finder a non-refundable retainer and, upon the consummation of an initial business combination with a target introduced or identified by the Finder, a cash success fee. The Company also agreed to reimburse the Finder for certain reasonable, documented out-of-pocket expenses, subject to specified limitations. The Finder Agreement contains customary termination, confidentiality and other customary provisions.

On May 15, 2026, the Company and the Finder entered into Amendment No. 1 to the Finder Agreement, which increased the aggregate non-refundable retainer payable to the Finder from $250,000 to $500,000, with the remaining $250,000 becoming payable upon execution of the amendment in May 2026. As of May 31, 2026, the $500,000 finder fee was fully paid. Additionally, the cash success fee payable upon the consummation of a qualifying initial business combination was increased from $3.75 million to $4.5 million. Except as modified by Amendment No. 1, the remaining terms of the Finder Agreement remained unchanged.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 29, 2025 (inception) through May 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2026, we had net income of $68,355, which consisted of interest income of $658,787, offset by general and administrative expenses of $590,432.

For the nine months ended May 31, 2026, we had net income of $20,684, which consisted of interest income of $658,787, offset by general and administrative expenses of $638,103.

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

On April 15, 2026, the underwriters exercised the over-allotment option in full to purchase an additional 302,869 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 3,029 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $30,285. As a result, the Company sold an aggregate of 11,500,000 Public Units and 212,000 Private Units.

Upon the closing of the IPO and the private placement on February 27, 2026 and over-allotment on April 15, 2026, a total of $115,000,000 from the net proceeds of the IPO, the sale of the Private Units and over-allotment was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

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

As of May 31, 2026, we had cash of $2,667 and a working capital deficit of $14,351.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company has until the end of the Combination Period (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On August 31, 2025, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) March 31, 2026 or (2) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of May 31, 2026, the Company had no borrowings under the Promissory Note.

Underwriting Agreement

We granted the underwriter, a 45-day option from the date of the registration statement to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter has fully exercised its over-allotment option following the partial exercises that occurred on February 27, 2026 and April 15, 2026.

The underwriter was paid a cash underwriting discount of $1,150,000, or 1.0% of the gross proceeds of the IPO, including the partial exercise of its over-allotment option, upon the closing of IPO on February 27, 2026 and April 15, 2026.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted the ASU 2023-09 on December 1, 2025. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company did not have any material impact of adopting ASU 2023-09 on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended May 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

On April 15, 2026, the underwriters exercised the over-allotment option in full to purchase an additional 302,869 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 3,029 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $30,285. As a result, the Company sold an aggregate of 11,500,000 Public Units and 212,000 Private Units.

Upon the closing of the IPO and the private placement on February 27, 2026 and over-allotment on April 15, 2026, a total of $115,000,000 from the net proceeds of the IPO, the sale of the Private Units and over-allotment was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Finder’s Engagement Agreement, dated March 15, 2026, by and among the Company and California Hedge Fund Inc.
10.2	Amendment No. 1 to the Finder’s Engagement Agreement, dated May 15, 2026, , by and among the Company and California Hedge Fund Inc.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX Tech Acquisition Inc.

Date: July 15, 2026	By:	/s/ Shaoren Liu
	Name:	Shaoren Liu
	Title:	Chief Executive Officer and Chief Financial Officer

