Form 10-K
period 2026-08-31
APEX Tech Acquisition Inc.
filed 2026-11-09
CIK 2085485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43164

APEX TECH ACQUISITION INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13501 Katy Freeway, Houston, Texas 77079

(Address of principal executive offices, including zip code)

(840) 244-9122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one right to receive one-fourth (1/4) of one ordinary share	TRADU	New York Stock Exchange
Ordinary shares, par value $0.0001 per share	TRAD	New York Stock Exchange
Rights, each entitling the holder to receive one-fourth (1/4) of one ordinary share	TRADR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of February 27, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, the ordinary shares of the registrant had not been trading on New York Stock Exchange (NYSE) because the Company’s ordinary shares did not begin trading on the NYSE until April 2026, and therefore it cannot calculate the aggregate market value of its ordinary shares held by non-affiliates as of such date.

As of October 27, 2026, there were 14,637,000 ordinary shares, par value $0.0001 per share, issued and outstanding, including ordinary shares underlying the units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

APEX TECH ACQUISITION INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our ability to complete an initial business combination, our search for a target business, the timing and consequences of any extension of the period in which we must complete an initial business combination, our liquidity and capital resources, and the plans and objectives of management, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “will,” “could,” “should” and similar expressions are intended to identify forward-looking statements. These statements are based on management’s current beliefs and on information currently available to management, and they involve risks and uncertainties, including those described under “Item 1A. Risk Factors,” that could cause actual results to differ materially. Because we are a blank check company, the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to statements made in this Annual Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statement.

Unless the context otherwise requires, references in this Annual Report to “we,” “us,” “our,” the “Company” and “APEX” refer to APEX Tech Acquisition Inc., a Cayman Islands exempted company; references to our “Sponsor” refer to APEX INNOVATION ACQUISITION CORP., a Delaware corporation; references to our “initial shareholders” refer to the holders of our founder shares prior to our initial public offering, which is our Sponsor (and, indirectly through his ownership of our Sponsor, Mr. Shaoren Liu); references to “founder shares” or “insider shares” refer to the 2,875,000 ordinary shares issued to our Sponsor prior to our initial public offering; references to “private units” refer to the 212,000 units purchased by our Sponsor in private placements consummated concurrently with the closings of our initial public offering and the over-allotment option; references to “public shares” refer to the 11,500,000 ordinary shares sold as part of the units in our initial public offering; references to “rights” refer to the rights sold as part of the units in our initial public offering and the private placements; and references to the “PRC” or “China” refer to the People’s Republic of China, excluding, for purposes of this Annual Report only, Taiwan, Hong Kong and Macau.

PART I

Item 1. Business

Overview

We are a blank check company incorporated in the Cayman Islands on August 29, 2025 as an exempted company with limited liability. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business were not limited to a particular industry or geographic region. On October 20, 2026, we entered into the Merger Agreement (as defined below) with Korai Flix, Inc., a Delaware corporation headquartered in South Korea. See “Proposed Business Combination with Korai Flix, Inc.” below. We do not intend to consummate a business combination with a company whose principal operations are in the PRC or that relies on a variable interest entity structure.

Our Sponsor is APEX INNOVATION ACQUISITION CORP., a Delaware corporation. Mr. Shaoren Liu, a citizen of the PRC who resides in the PRC, is the sole shareholder and sole director of our Sponsor and serves as our Chief Financial Officer and Chairman of the Board of Directors. On July 20, 2026, Mr. Liu resigned as our Chief Executive Officer and our board of directors appointed Ms. Florence Ng as Chief Executive Officer. See “Recent Developments” below and “Item 10. Directors, Executive Officers and Corporate Governance.”

Recent Developments

Initial Public Offering. The registration statement for our initial public offering (File No. 333-291936) was declared effective by the Securities and Exchange Commission (the “SEC”) on February 25, 2026. On February 27, 2026, we consummated our initial public offering of 11,197,131 units, including 1,197,131 units issued upon the partial exercise of the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $111,971,310. Each unit consists of one ordinary share, par value $0.0001 per share, and one right to receive one-fourth (1/4) of one ordinary share upon the consummation of our initial business combination. Simultaneously with the closing of our initial public offering, we consummated the private placement of 208,971 private units to our Sponsor at $10.00 per private unit, generating gross proceeds of $2,089,710. The units began trading on the New York Stock Exchange (the “NYSE”) on February 26, 2026 under the symbol “TRADU.”

Over-Allotment Option. On April 10, 2026, the underwriters notified us of their exercise of the remaining balance of the over-allotment option to purchase an additional 302,869 units at $10.00 per unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously, we consummated the private placement of an additional 3,029 private units to our Sponsor, generating gross proceeds of $30,290. As a result, we sold an aggregate of 11,500,000 units in our initial public offering and 212,000 private units to our Sponsor. Our Sponsor holds 2,875,000 founder shares, none of which remains subject to forfeiture.

Trust Account. Following the closing of our initial public offering and the over-allotment option, an aggregate of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and the private units was placed in a trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, as trustee. The funds in the trust account are held in cash, including demand deposit accounts, or invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. As of August 31, 2026, investments held in the trust account were $116,695,841.

Finder’s Engagement Agreement. On March 15, 2026, we entered into a non-exclusive Finder’s Engagement Agreement with California Hedge Fund Inc. (the “Finder”), under which the Finder agreed to identify and introduce potential business combination targets to us and to facilitate preliminary discussions. We agreed to pay the Finder a non-refundable retainer and, upon the consummation of an initial business combination with a target introduced or identified by the Finder, a cash success fee, and to reimburse certain documented out-of-pocket expenses. On May 15, 2026, we entered into Amendment No. 1 to the Finder’s Engagement Agreement, which increased the aggregate non-refundable retainer from $250,000 to $500,000 and increased the cash success fee from $3.75 million to $4.5 million. Except as modified by Amendment No. 1, the remaining terms of the Finder’s Engagement Agreement remained unchanged. As of August 31, 2026, the $500,000 retainer had been paid in full.

Change in Chief Executive Officer. On July 20, 2026, Mr. Shaoren Liu resigned as our Chief Executive Officer, effective the same day, and continues to serve as our Chief Financial Officer, Chairman of the Board and a director. His resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On the same day, our board of directors appointed Ms. Florence Ng, age 62, as Chief Executive Officer, and we entered into a Service Agreement with Ms. Ng providing for a base salary of US$5,000 per month and a one-time bonus of US$400,000 payable in cash, equity securities or a combination thereof within thirty days following the closing of our initial business combination. The Service Agreement continues until terminated by either party on thirty days’ written notice. See “Item 11. Executive Compensation.”

Business Combination Period. Under our second amended and restated memorandum and articles of association, we have 15 months from February 25, 2026, the effective date of the registration statement for our initial public offering, or until May 25, 2027, to consummate an initial business combination (the “Combination Period”). If we anticipate that we may be unable to consummate an initial business combination within the Combination Period, we may seek shareholder approval to amend our memorandum and articles of association to extend the date by which we must do so, in which case our Sponsor or its affiliates will contribute additional funds to the trust account in the form of non-interest bearing loans or convertible promissory notes and our public shareholders will be offered the opportunity to redeem their public shares. If we do not complete an initial business combination within the Combination Period or any extension period, we will cease all operations except for the purpose of winding up, redeem 100% of our public shares as promptly as reasonably possible but not more than ten business days thereafter, and thereafter dissolve and liquidate, subject to the requirements of Cayman Islands law. Our rights will expire worthless in that event.

Going Concern. As of August 31, 2026, we had cash of $1,148 held outside the trust account and a working capital deficit of $338,372. Because the Combination Period ends within one year after the expected date of issuance of the financial statements included in this Annual Report, and because mandatory liquidation would follow if an initial business combination is not completed, management has concluded, and our independent registered public accounting firm’s report reflects, that these conditions raise substantial doubt about our ability to continue as a going concern. The Business Combination with Korai is subject to the approval of our shareholders, and may not be completed before the end of the Combination Period. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Going Concern.”

Proposed Business Combination with Korai Flix, Inc.

The following summary of the Merger Agreement (as defined below) and the related agreements does not describe all of their terms and is qualified in its entirety by reference to the complete text of the agreements, the copies or forms of which are incorporated by reference as Exhibits 2.1 and 10.12 through 10.15 to this Annual Report. Unless otherwise defined herein, the capitalized terms used in this section are defined in the Merger Agreement.

General Description of the Merger Agreement. On October 20, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with APEX Tech Merger Sub Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), our Sponsor, solely in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for our shareholders (other than the Korai Stockholders (as defined below)) (the “Purchaser Representative”), Korai Flix, Inc., a Delaware corporation (“Korai”), and Hongdae Lee, solely in his capacity as the representative from and after the Effective Time for Korai’s stockholders (the “Korai Stockholders”) (the “Company Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Effective Time, we will continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (“New Korai”) (the “Conversion”), and (ii) upon completion of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Korai (the “Merger” and, together with the Conversion and the other transactions contemplated by the Merger Agreement, the “Transactions” or the “Business Combination”), with Korai continuing as the surviving corporation (“Surviving Corporation”) in the Merger and our wholly-owned subsidiary. In the Merger, (i) all shares of Korai’s Class A common stock (“Korai Class A Common Stock”) and Class B common stock (“Korai Class B Common Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration Shares (as defined below), and (ii) the Company Representative will receive 35,000 shares of New Korai Class A Common Stock (as defined below) (“Bonus Shares”) upon completion of the Merger. In connection with the Conversion, we will file with the Secretary of State of the State of Delaware a certificate of incorporation. At the Closing, we will change our name to “Krflix Group, Inc.” or such other name as the parties may agree.

Merger Consideration. The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Korai Stockholders immediately prior to the Effective Time is $3,500,000,000 (the “Merger Consideration”), payable solely by delivery of new shares of New Korai common stock (the “Merger Consideration Shares”), with each share of New Korai common stock, whether Class A or Class B, valued at $10.00, representing an aggregate of 350,000,000 Merger Consideration Shares, subject to the treatment of dissenting shares under the Merger Agreement. The 35,000 Bonus Shares are additional to the Merger Consideration Shares. The Merger Consideration Shares will be divided between shares of Class A common stock of New Korai (the “New Korai Class A Common Stock”) and shares of Class B common stock of New Korai (the “New Korai Class B Common Stock”) in proportion to the numbers of shares of Korai Class A Common Stock and Korai Class B Common Stock issued and outstanding immediately prior to the Effective Time.

Each share of New Korai Class A Common Stock will carry one vote, and each share of New Korai Class B Common Stock will carry twenty votes. Our outstanding ordinary shares will convert into the same number of shares of New Korai Class A Common Stock in the Conversion. Upon consummation of the Business Combination, the outstanding public and private rights will entitle their holders to an aggregate of up to 2,928,000 additional shares, subject to rounding down fractional shares, and 230,000 additional shares will be issued as deferred underwriting compensation.

Korai operates an interactive online entertainment platform launched in June 2024. Korai is headquartered in South Korea, and its platform serves users in 15 countries or regions in Asia. Its offerings include AI-powered short dramas, companion avatars and content creation tools. The Business Combination has not been consummated, and Korai’s operations and financial results are not included in APEX’s historical financial statements in this Annual Report.

Representations, Warranties and Covenants. The Merger Agreement contains customary representations and warranties by each of us, Merger Sub and Korai, many of which are qualified by materiality or Material Adverse Effect. The representations and warranties terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. Each party agreed to use its commercially reasonable efforts to effect the Closing, and the Merger Agreement contains customary covenants of the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or its termination (the “Interim Period”), including the operation of their respective businesses in the ordinary course, the provision of financial statements by Korai, our public filings, tax matters, confidentiality and efforts to consummate the Closing and obtain third party and regulatory approvals. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer for an alternative competing transaction and to keep the others informed of any such inquiries, proposals or offers.

The Transactions require the approval of both our shareholders and the Korai Stockholders. We agreed to prepare, with reasonable assistance from Korai, and file with the SEC a registration statement on Form S-4 (the “Registration Statement”) registering the shares of New Korai common stock to be issued to the Korai Stockholders as Merger Consideration Shares and containing a proxy statement/prospectus for an extraordinary general meeting of our shareholders (the “APEX Special Meeting”) to approve the Merger Agreement, the transactions contemplated thereby and related matters (the “APEX Shareholder Approval”), at which our public shareholders will be provided an opportunity to redeem their public shares as required by our second amended and restated memorandum and articles of association and the prospectus for our initial public offering (the “Redemption”). Korai agreed to call a meeting of its stockholders and to use its reasonable best efforts to solicit proxies in favor of the Merger Agreement and the Transactions (the “Korai Stockholder Approval”), including by enforcing the Voting Agreement described below.

The parties also agreed to take all necessary action, so that effective at the Closing, the board of directors of New Korai (the “Post-Closing Board”) will consist of five individuals. One of the members of the Post-Closing Board will be an individual designated by us prior to the Closing and four of the members of the Post-Closing Board will be designated by Korai prior to the Closing, at least two of whom will be required to qualify as independent under NYSE rules. At or prior to Closing, we will provide each director with a customary director indemnification agreement, in form and substance reasonably acceptable to such director.

The Merger Agreement also requires that our executive officers resign at the Closing and that New Korai’s Chief Executive Officer and Chief Financial Officer be the persons serving in those roles at Korai immediately before the Closing, unless Korai designates other qualified persons.

The parties agreed that we shall have until 5:00 p.m. on December 19, 2026 (the “Due Diligence Period”) to conduct additional legal due diligence and review of Korai’s disclosure schedules (the “Korai Disclosure Schedules”) and other information on Korai and its direct and indirect subsidiaries to determine whether our due diligence findings or any disclosure on the Korai Disclosure Schedules is reasonably likely to have a material negative impact on the business of the Surviving Corporation, as determined by us in our sole discretion.

Extension of Business Combination Deadline. If the Closing has not occurred by the date that is 30 business days prior to the then-applicable deadline by which we must consummate a business combination under our second amended and restated memorandum and articles of association, we have agreed, upon the request of Korai, to take, and to cause our Sponsor to take, all actions necessary to extend that deadline in accordance with our memorandum and articles of association and the prospectus for our initial public offering, including depositing or causing to be deposited into the trust account the funds required to effectuate the extension, provided that we are not required to effectuate more than two extensions in the aggregate.

Closing Conditions. The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived: receipt of the APEX Shareholder Approval and the Korai Stockholder Approval; expiration of any applicable waiting period under any antitrust laws; receipt of requisite consents from governmental authorities and specified third parties; the absence of any law or order that would prohibit, and of any pending governmental proceeding seeking to enjoin, the consummation of the Merger and the other Transactions; our having, upon the Closing and after giving effect to the completion of the Redemption, net tangible assets of at least $5,000,001; the Conversion having been consummated; the members of the Post-Closing Board having been elected or appointed as of the Closing; the effectiveness of the Registration Statement; and the shares of New Korai Class A Common Stock to be issued as Merger Consideration having been approved for listing on the NYSE. Unless waived by us, our obligations and those of Merger Sub to consummate the Merger are also subject to the representations and warranties of Korai being true and correct (subject to Material Adverse Effect), Korai having performed its obligations and complied with its covenants in all material respects, the absence of any continuing and uncured Material Adverse Effect with respect to Korai and its subsidiaries, the consolidated net assets of Korai and its subsidiaries for the calendar quarter immediately prior to the Closing being no less than US$100,000,000 and the number of registered users on the platform operated by Korai and its subsidiaries being no less than 20,000,000, our having received a Lock-Up Agreement duly executed by each Significant Stockholder, and our having received a fairness opinion from King Kee Appraisal and Advisory Limited indicating that the Transactions are fair, from a financial point of view, to our shareholders. Unless waived by Korai, its obligations are subject to the corresponding conditions regarding our representations, warranties and covenants and the absence of any continuing and uncured Material Adverse Effect with respect to us. There is no minimum cash condition.

Termination. The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: by mutual written consent of us and Korai; by either us or Korai if any of the conditions to Closing have not been satisfied or waived by October 19, 2027 (the “Outside Date”), provided that we shall have the right to extend the Outside Date if we obtain an extension of the deadline by which we must complete our business combination (an “Extension”) for an additional period equal to the shorter of (i) three months and (ii) the period ending on the last day for us to consummate a business combination after such Extension; by either us or Korai if a governmental authority of competent jurisdiction shall have issued a final and non-appealable order or taken other action permanently prohibiting the transactions contemplated by the Merger Agreement; by either us or Korai upon the other party’s uncured breach (subject to certain materiality qualifiers); by either us or Korai if the APEX Special Meeting or the special meeting of the Korai Stockholders is held and the applicable approval is not received; and by written notice by us to Korai at any time prior to the expiration of the Due Diligence Period. If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement will terminate and will be of no further force and effect (except for certain surviving provisions), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful and intentional breach of the Merger Agreement prior to such termination.

The October 19, 2027 Outside Date does not extend our current May 25, 2027 deadline under our second amended and restated memorandum and articles of association. Completion after May 25, 2027 would require a valid extension of that deadline, including shareholder approval and the related redemption opportunity.

Trust Account Waiver; Fees and Expenses; Governing Law. Korai and the Company Representative each agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our trust account held for our public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). Each party bears its own fees and expenses incurred in connection with the Merger Agreement and the Transactions, and no termination fee is payable by either party. Our Sponsor serves as the Purchaser Representative without compensation; we have agreed to indemnify the Purchaser Representative against losses arising out of the performance of its duties (other than losses resulting from its gross negligence, bad faith or willful misconduct) and to bear the cost of any attorneys, accountants, advisors and other professionals it engages in that capacity. The Merger Agreement is governed by Delaware law and the parties are subject to the exclusive jurisdiction of federal and state courts located in New York, State of New York (and any appellate courts thereof).

The representations, warranties, covenants and agreements in the Merger Agreement were made solely for the benefit of the parties to it as of specific dates, are subject to qualifications and limitations agreed to by the parties (including confidential disclosure schedules) and to standards of materiality that may differ from those applicable to investors, and should not be relied on as characterizations of the actual state of facts or condition of any party.

Related Agreements

Voting Agreement. In connection with the execution of the Merger Agreement, on October 20, 2026, certain holders of Korai common stock immediately prior to the Effective Time (each, a “Significant Stockholder”) entered into a voting agreement (each a “Voting Agreement”) with Korai, us and Merger Sub. Under the Voting Agreement, the Significant Stockholders agreed, among other things, to vote all of their shares of Korai common stock in favor of adopting and approving the Merger Agreement and the Transactions and the other matters submitted to the Korai Stockholders for their approval. The Voting Agreement restricts the Korai Stockholders party thereto from transfers of the Korai common stock held by such stockholder between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement. In connection with the execution of the Merger Agreement, each Significant Stockholder will enter into a Lock-Up Agreement with us and our Sponsor (each, a “Lock-Up Agreement”), effective as of the Closing, under which each Significant Stockholder will agree not to transfer or dispose of, enter into any swap or other arrangement that transfers the economic consequences of ownership of, or publicly announce any intention to transfer, (i) the Merger Consideration Shares during the period ending six (6) months after the Closing Date and (ii) the Bonus Shares during the period ending twelve (12) months after the Closing Date, provided that the lock-up period will expire on such earlier date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property, and following which our stockholders immediately prior to such transaction cease to hold a majority of the voting power of us or the surviving or successor entity.

Sponsor Support Agreement. Concurrently with the execution of the Merger Agreement, on October 20, 2026, we and Korai entered into a sponsor support agreement with our Sponsor (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, our Sponsor agreed (i) to vote all Subject Shares (as defined in the Sponsor Support Agreement) in favor of the Merger Agreement and the Transactions, and each of the proposals in connection with the consummation of the Merger and the Transactions, and (ii) to vote its Subject Shares against any alternative transactions. The Sponsor Support Agreement restricts our Sponsor from transferring any Subject Shares prior to the earliest of: (a) the termination of the Merger Agreement, (b) the Effective Time, and (c) mutual agreement of the parties.

Amended and Restated Registration Rights Agreement. Our Sponsor is entitled to registration rights under the registration rights agreement entered into in connection with our initial public offering, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Registration Rights.” In connection with the Merger Agreement, our Sponsor and certain of the Korai Stockholders who are expected to be affiliates of Korai immediately after the Closing will enter into an Amended and Restated Registration Rights Agreement pursuant to which our Sponsor and such Korai Stockholders will be granted certain registration rights with respect to their shares of New Korai Class A Common Stock received as Merger Consideration or in connection with the Conversion. In general, our Sponsor and certain of the Korai Stockholders will be entitled to one demand registration statement and unlimited “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

The foregoing descriptions of the Voting Agreement, the Lock-Up Agreement, the Sponsor Support Agreement and the Amended and Restated Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the form of Voting Agreement, the form of Lock-Up Agreement, the form of Sponsor Support Agreement and the form of Amended and Restated Registration Rights Agreement, copies of which are incorporated by reference as Exhibits 10.12, 10.13, 10.14 and 10.15, respectively, to this Annual Report. See also “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our Sponsor and Initial Shareholders

Our Sponsor, APEX INNOVATION ACQUISITION CORP., a Delaware corporation, is our sole initial shareholder. Mr. Shaoren Liu, a citizen and resident of the PRC, is the sole shareholder and sole director of our Sponsor. Immediately prior to our initial public offering, our Sponsor held 2,875,000 founder shares, or 100% of our issued and outstanding ordinary shares. None of our officers or directors directly holds any founder shares; Mr. Liu indirectly beneficially owns the founder shares through our Sponsor. Other than the foregoing, neither our Sponsor nor any of its affiliates or promoters effected any direct or indirect transfer of ownership of our securities, or any transaction that resulted or could have resulted in the surrender or cancellation of ownership of our securities, prior to our initial public offering.

Our Sponsor has agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) 180 days after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, or earlier, if subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The private units (including the underlying securities) will not be transferable, assignable or salable until thirty (30) days after the completion of our initial business combination (except to certain permitted transferees). We refer to such transfer restrictions throughout this Annual Report as the lock-up.

Our initial shareholders and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our initial shareholders, officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such initial shareholders, officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The following table sets forth the payments received or to be received by our Sponsor and its affiliates from us prior to or in connection with the completion of our initial business combination and the securities issued and to be issued by us to our Sponsor or its affiliates, in each case as of the date of this Annual Report and reflecting full exercise of the over-allotment option.

Entity/Individual	Compensation Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
APEX INNOVATION ACQUISITION CORP.	2,875,000 founder shares	$25,000 (approximately $0.009 per share)
APEX INNOVATION ACQUISITION CORP.	212,000 private units	$2,120,000 ($10.00 per private unit)
APEX INNOVATION ACQUISITION CORP.	Repayment of up to $500,000 of loans made under the promissory note dated August 31, 2025	Loans to cover offering-related and organizational expenses; repaid at the closing of our initial public offering
APEX INNOVATION ACQUISITION CORP. and its affiliates	Up to $2,000,000 of working capital loans convertible into private units at $10.00 per unit at the option of the lender	Working capital loans to finance transaction costs in connection with an initial business combination; none outstanding as of August 31, 2026
Sponsor, officers and directors	Reimbursement of reasonable out-of-pocket expenses	Services in connection with identifying, investigating and completing an initial business combination

In order to meet our working capital needs until the completion of an initial business combination, our Sponsor, officers, and directors or their affiliates may, but are not obligated to, loan us funds, from time to time in whatever amount they deem reasonable in their sole discretion. Any such loans would either be repaid upon consummation of our initial business combination, without interest, or at the lender’s discretion, up to $2,000,000 of such loans may be converted upon consummation of our initial business combination into units at a price of $10.00 per unit, which we refer to as “working capital units”. In addition, if we seek shareholders’ approval to extend the amount of time we have to consummate an initial business combination, our Sponsor, officers and directors or their affiliates or designees may loan us funds in support of such extension to allow additional time for us to complete an initial business combination, which will be evidenced by promissory notes to be repaid in cash or in units at $10.00 per unit, which we refer to as the “extension units”, at the closing of our initial business combination. The working capital units and the extension units, if any, would be identical to the private units. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. The terms of any such loans by our Sponsor, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or their affiliates as we do not believe third parties will be willing to loan us such funds and waive any and all rights to seek access to funds in our trust account, but if we do, such lenders would be required to waive any and all rights to seek access to funds in our trust account.

Other than the foregoing, the Sponsor Support Agreement, the form of Amended and Restated Registration Rights Agreement and the Merger Agreement, under which our Sponsor will act as the Purchaser Representative, each as described under “Proposed Business Combination with Korai Flix, Inc.” above, the Sponsor does not have any agreement, arrangement, or understanding with the Company regarding any compensation, reimbursement, or transfer of interests in relation to our initial business combination, nor is there any agreement between the Sponsor and any unaffiliated shareholders of the Company regarding redemptions, payments, compensation, reimbursement, or transfer of interests.

Competitive Strengths

Our mission is to maximize shareholder value by identifying an acquisition target with significant growth prospects. We intend to leverage our management team’s network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms and consultants in order to source, acquire, and support the operations of the business combination target. Mr. Shaoren Liu, our Chief Financial Officer and Chairman of the Board, has accumulated extensive experience in industrial operations, corporate governance and strategic planning. Through his involvement in a variety of business and social organizations, Mr. Liu has also developed a broad network of relationships with business founders, executives and investors, further strengthening our ability to identify and pursue attractive opportunities.

Our independent directors contribute complementary experience: Mr. Jiancheng Li has digital operations and performance metrics experience across livestream e-commerce platforms, hospitality-technology operators, and digital-content ecosystems; Mr. Zengwei Gao has operations experience in pharmaceutical automation, industrial control systems, and prefabricated construction and civil engineering; and Ms. Zheng Zeng has financial planning, internal controls, risk management and statutory reporting experience in the high-tech and medical device industries, including with stakeholders involved in manufacturing, R&D, financial operations, and regulatory compliance. The combination of this operational, technical and financial experience strengthens our ability to identify, evaluate and execute an attractive business combination.

Business Strategy and Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management and operation of businesses to improve operational efficiency and implement strategies to scale revenue organically and/or through acquisitions. We are currently pursuing the Business Combination with Korai, subject to the terms of the Merger Agreement, including its restrictions on alternative transactions.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so.

●	Established businesses with long-term financial visibility. We will seek to acquire a target that has already generated, or has the near-term potential to generate, strong and stable cash flow, with predictable and recurring revenue streams.

●	Defensible market position. We intend to seek target businesses with strong positions in an industry where they have disruptive or leading competitive technology, distinctive brand equity and/or product competencies.

●	Growth opportunities through capital investment. We intend to seek candidates who may be at a point of achieving high growth and require additional expertise or capital to help drive their further expansion.

●	Talented and incentivized management team with a proven track record. We will focus on candidates with a strong and experienced management team that has a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with a management team that is well-incentivized and aligned in an effort to create enduring shareholder value, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful U.S. public listing. We expect that the operating and financial abilities of our management and board will help potential target companies to unlock opportunities for future growth and enhanced profitability.

●	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile associated with being a public company. We expect that the access to the public capital markets could allow such a target business to accelerate its growth, thereby enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●	Benefit uniquely from our capabilities. We will seek to acquire a business where the collective capabilities of our management and Sponsor can be leveraged to tangibly improve the operations and market position of the target.

●	Attractive risk-adjusted returns. We intend to acquire a target that we believe can offer attractive risk-adjusted returns on investments of our shareholders.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until our initial business combination. The Merger Consideration in the proposed Business Combination with Korai is payable in shares. Available trust funds following redemptions would be used to pay transaction expenses, liabilities and working capital needs in accordance with the Merger Agreement. If that agreement is terminated, we may use cash, shares, debt or a combination thereof in an alternative business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this Annual Report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We engaged the Finder on a non-exclusive basis in March 2026, as described under “Recent Developments” above, and we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Except for the salary, completion bonus and expense reimbursements disclosed in Items 11 and 13, no such compensation is payable to our officers, directors, initial shareholders or their affiliates in connection with the Business Combination. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this Annual Report, there is no affiliated entity that we consider a business combination target.

Selection of a target business and structuring of a business combination

Subject to the limitations that a target business has a fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. Our management and advisers are conducting due diligence on Korai. The Merger Agreement provides for the Due Diligence Period described above and makes receipt of a fairness opinion from King Kee Appraisal and Advisory Limited a condition to our obligation to close, unless waived by us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

Pursuant to the NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on the NYSE. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. As of the date of this Annual Report, we have not entered into any such fundraising arrangement in connection with the Proposed Business Combination with Korai. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Separately, the Merger Agreement with Korai includes the fairness-opinion closing condition described above.

We will not be required to comply with the 80% fair market value requirement if we are delisted from the NYSE. If the NYSE delists our securities from trading on its exchange after our initial public offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Shareholder approval and redemption rights

For the Business Combination with Korai, we are required to seek shareholder approval and will provide public shareholders with a redemption opportunity. The general tender-offer alternative described below would apply only to an alternative transaction for which shareholder approval is not required and that we elect to structure in that manner.

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any founder shares and private shares held by them as well as any other shares acquired in or after our initial public offering into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our initial shareholders and our officers and directors have agreed (1) to vote their founder shares, private shares and any public shares acquired in or after our initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need 4,231,501 of our public shares (or approximately 36.8% of our public shares) to be voted in favor of the transaction to approve an ordinary-resolution proposal (assuming that all issued and outstanding shares are voted and that the insiders do not purchase any units or shares in the after-market).

None of our officers, directors, initial shareholders or their affiliates purchased units in our initial public offering (other than the private units purchased by our Sponsor), and none has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 promulgated under the Exchange Act, which are rules designed to stop potential manipulation of a company’s shares. In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

-	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

-	the purpose of the purchases by our Sponsor, directors, officers, advisors or their affiliates;

-	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

-	the identities of company security holders who sold to our Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders ( e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors or their affiliates; and

-	the number of company securities for which we received redemption requests pursuant to our redemption offer.

Conversion and tender rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The redemption rights will be effected under our second amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

Redemption of public shares and liquidation of trust account if no business combination

If we do not complete a business combination within 15 months from the effective date of the registration statement for our initial public offering, our second amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable and less up to $100,000 of interest to pay dissolution expenses). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive their respective rights to participate in any liquidation of our trust account or other assets with respect to the founder shares and private units and to vote their founder shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without considering interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.00.

Our Sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	the applicable stock exchange will require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights and the potential future dilution they represent;

●	our obligation to register the resale of the founder shares, as well as the private units (and underlying securities); and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

Facilities

We maintain our principal executive office at 13501 Katy Freeway, Houston, Texas 77079.

Employees

We currently have two executive officers, Ms. Florence Ng, our Chief Executive Officer, and Mr. Shaoren Liu, our Chief Financial Officer. Ms. Ng’s Service Agreement requires her to devote the time and attention reasonably necessary to perform her duties. Our officers do not have a specified minimum number of hours they must devote to our affairs. The amount of time our officers devote in any period will vary based on whether a target business has been selected for a business combination and the stage of the business combination process. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are required to provide management’s annual assessment of internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act beginning for the fiscal year ending August 31, 2027. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, if within a three-year period, we issue non-convertible debt exceeding $1.0 billion or generate revenues exceeding $1.235 billion, or if we have been a public company for at least 12 months and the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, for a discussion of the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 25, 2026 filed with the SEC. The following is a material change to those risk factors since the date of the prospectus, principally as a result of our entry into the Merger Agreement with Korai described under “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.”

We may not complete the Business Combination with Korai on the terms described in this Annual Report, within the Combination Period or at all.

The closing is subject to conditions that are outside our control, including the approval of our shareholders and of Korai’s stockholders, the effectiveness of the Registration Statement, the approval of the New Korai Class A Common Stock for listing on the NYSE, Korai satisfying minimum net asset and registered-user conditions, and our receipt of a fairness opinion. Before the Due Diligence Period expires at 5:00 p.m. on December 19, 2026, we may terminate by written notice if our due diligence identifies an item, event or disclosure by or of Korai that we determine has a material negative impact on the surviving business. The October 19, 2027 Outside Date in the Merger Agreement does not extend our current May 25, 2027 charter deadline. Any necessary extension requires shareholder approval and would provide another redemption opportunity. If the Business Combination is not completed, we will have incurred substantial costs, including the costs of preparing the Registration Statement, without any benefit, we may not be able to identify and complete an alternative business combination within the Combination Period, and we would be required to liquidate, in which case our rights would expire worthless.

We have very limited cash outside the trust account and substantial doubt exists about our ability to continue as a going concern.

At August 31, 2026, we had only $1,148 of cash outside the trust account and a working capital deficit of $338,372. Trust funds are not available to fund our ordinary operating expenses before a business combination. We need additional funding to pay reporting, due diligence and transaction expenses. Our Sponsor and its affiliates are not obligated to provide working capital financing. If sufficient funding is unavailable, we may be unable to complete the Korai transaction or meet our reporting and other obligations. Our mandatory liquidation deadline and limited liquidity raise substantial doubt about our ability to continue as a going concern. Our plans to complete the Business Combination, obtain an extension or obtain additional financing are not assured.

Redemptions and transaction expenses may leave the combined company with insufficient cash even if the Business Combination closes.

The Merger Agreement contains no minimum cash condition, although it includes a $5,000,001 net tangible assets condition. Net tangible assets are not the same as cash available for operations. Public-share redemptions, transaction expenses, repayment of liabilities, the $400,000 completion bonus payable to our Chief Executive Officer in cash, equity or a combination thereof will reduce the resources available to the combined company. A high level of redemptions could require additional equity or debt financing on unfavorable terms, dilute remaining shareholders, limit implementation of Korai’s business plan and impair the combined company’s ability to satisfy stock exchange listing requirements. There is no assurance that additional financing will be available when needed.

Korai’s limited operating history and unproven monetization strategy make the combined company’s prospects difficult to evaluate.

Korai launched its interactive online entertainment platform in June 2024 and has focused on attracting users through free content and services. Its plans to monetize through subscriptions, advertising and virtual gifting may not produce sufficient revenue to support development, infrastructure, marketing and public-company costs. Registered-user counts do not establish the number of active or paying users or demonstrate sustainable revenue or profitability, and are subject to measurement limitations. Intense competition, changing user preferences and unsuccessful product development could impair retention and monetization. We may not realize the anticipated benefits of the Business Combination, and the negotiated valuation may not reflect the value ultimately realized by shareholders.

The Conversion and Korai’s international operations expose shareholders to legal, tax and cross-border risks.

The proposed Conversion will change our jurisdiction of incorporation from the Cayman Islands to Delaware and replace the rights under our current memorandum and articles of association with rights under Delaware law and the new certificate of incorporation and bylaws. The Conversion may have adverse tax consequences for particular shareholders, including under U.S. rules applicable to passive foreign investment companies, even if the transaction otherwise qualifies for its intended tax treatment. Korai’s operations in South Korea and its platform’s availability across multiple Asian markets create exposure to foreign-currency movements, differing regulatory requirements, restrictions on cross-border activity and geopolitical tensions, including tensions involving North Korea. These risks may increase costs, interrupt operations and adversely affect the value of an investment in the combined company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a blank check company with no operations, no employees other than our two executive officers, and no information technology systems of our own beyond the personal computing devices and third-party email and cloud services used by our officers and directors. Because we do not operate a business, we do not currently maintain a formal enterprise cybersecurity program. Our management, and in particular our Chief Financial Officer, is responsible for assessing and managing the risks from cybersecurity threats that could affect us, principally the risk of unauthorized access to information concerning potential business combination targets and the risk of fraudulent payment instructions directed at funds held outside the trust account. Our board of directors, through its audit committee, oversees these risks and receives reports from management as needed. We rely on the cybersecurity practices of the third-party service providers on which we depend, including our transfer agent and rights agent, the trustee of the trust account and our financial reporting and filing agents, and we have not engaged any assessor, consultant or auditor with respect to cybersecurity. As of the date of this Annual Report, we are not aware of any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. In connection with our evaluation of any target business, we expect to assess the cybersecurity risks of that business as part of our due diligence.

Item 2. Properties

We do not own any real estate or other physical properties. We maintain our principal executive office at 13501 Katy Freeway, Houston, Texas 77079. We do not pay rent for this space, which is provided by our Sponsor at no cost to us. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we are not aware of any such proceeding being threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, ordinary shares and rights are listed on the NYSE under the symbols “TRADU,” “TRAD” and “TRADR,” respectively. Our units began trading on the NYSE on February 26, 2026. Our ordinary shares and rights began separate trading on the NYSE on April 20, 2026. Prior to February 26, 2026, there was no public market for our securities.

Holders

As of October 27, 2026, there were 2 holders of record of our units, 3 holders of record of our ordinary shares and 1 holder of record of our rights. The number of holders of record does not include beneficial owners whose securities are held in street name by brokers and other nominees.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of our initial business combination, and will be within the discretion of our board of directors at that time. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On August 29, 2025, our Sponsor agreed to acquire 1,725,000 founder shares for an aggregate purchase price of $25,000, and such shares were issued on September 4, 2025. On January 21, 2026, we entered into an amended and restated subscription agreement with our Sponsor for the purchase of an additional 1,150,000 founder shares for no additional consideration, resulting in an aggregate of 2,875,000 founder shares for aggregate consideration of $25,000, or approximately $0.009 per share. In addition, up to 375,000 of the founder shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. As the over-allotment option was exercised in full, our Sponsor holds 2,875,000 founder shares, none of which remains subject to forfeiture.

On February 27, 2026, simultaneously with the closing of our initial public offering, we consummated the private placement of 208,971 private units to our Sponsor at $10.00 per private unit, generating gross proceeds of $2,089,710, and on April 15, 2026, simultaneously with the closing of the over-allotment option, we consummated the private placement of an additional 3,029 private units to our Sponsor, generating gross proceeds of $30,290. Each private unit consists of one ordinary share and one right to receive one-fourth (1/4) of one ordinary share upon the consummation of our initial business combination. The private units are identical to the units sold in our initial public offering, except that our Sponsor has agreed not to transfer, assign or sell the private units or the underlying securities until 30 days after the completion of our initial business combination, subject to limited exceptions.

In connection with the closing of our initial public offering, we issued 50,000 ordinary shares to A.G.P./Alliance Global Partners, the representative of the underwriters, for no cash consideration as representative compensation. We also agreed to issue to the representative, upon the closing of our initial business combination, 230,000  additional ordinary shares as deferred underwriting compensation.

The founder shares and the private units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid with respect to those sales. The issuances described above were previously reported in our Current Reports on Form 8-K or our Quarterly Reports on Form 10-Q. The 50,000 representative shares and the shares issuable as deferred underwriting compensation were registered in connection with our initial public offering and are not included in the foregoing description of unregistered sales.

Use of Proceeds from Registered Securities

On February 25, 2026, our registration statement on Form S-1 (File No. 333-291936), was declared effective by the SEC, and we filed an additional registration statement under Rule 462(b) on February 25, 2026 for our initial public offering of up to 11,500,000 units, including units subject to the underwriters’ over-allotment option. A.G.P./Alliance Global Partners acted as sole book-running manager. On February 27, 2026 we sold 11,197,131 units, and on April 15, 2026 we sold an additional 302,869 units, in each case at $10.00 per unit, for aggregate gross proceeds of $115,000,000. We paid underwriting discounts and commissions of $1,150,000 in cash and issued 50,000 representative shares with an estimated fair value of $77,800, and we incurred approximately $354,200 of other offering costs, for total transaction costs of approximately $1,582,000. None of the underwriting discounts, commissions or other offering expenses was paid, directly or indirectly, to any of our directors or officers or their associates, to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates, other than the repayment of the promissory note to our Sponsor described below.

Of the net proceeds of our initial public offering and the private placements, $115,000,000 ($10.00 per unit) was placed in the trust account. The remaining net proceeds, together with the proceeds of the private placements, were used to repay the promissory note issued to our Sponsor, to pay offering expenses and for working capital. There has been no material change in the planned use of proceeds from that described in the prospectus for our initial public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on August 29, 2025 as an exempted company with limited liability for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On October 20, 2026, we entered into the Merger Agreement with Korai, as described under “Item 1. Business – Proposed Business Combination with Korai Flix, Inc.” and under “Recent Developments” below. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placements held in the trust account, our ordinary shares, debt, or a combination of cash, shares and debt.

The issuance of additional ordinary shares in an initial business combination may significantly dilute the equity interest of our shareholders and may adversely affect prevailing market prices for our securities. Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations, acceleration of our obligations to repay the indebtedness, our inability to obtain necessary additional financing, and limitations on our ability to pay dividends and on our flexibility in planning for and reacting to changes in our business.

We expect to continue to incur significant costs in the pursuit of our acquisition plans and in complying with our obligations as a public company. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

For a description of the closing of our initial public offering and the private placements, the exercise of the over-allotment option, the Finder’s Engagement Agreement and Amendment No. 1 thereto, and the change in our Chief Executive Officer, see “Item 1. Business - Recent Developments.” On October 20, 2026, after the end of the fiscal year, we entered into the Merger Agreement with Korai and the related agreements described under “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.” If the Business Combination is completed, we will be obligated to pay, in cash, equity or a combination thereof, the US$400,000 bonus to Ms. Ng under her Service Agreement, to issue 230,000 deferred compensation shares to the representative of the underwriters, and we expect to incur significant legal, accounting, printing and other costs in connection with the Form S-4 and the shareholder meeting.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 29, 2025 (inception) through August 31, 2026 were organizational activities, activities necessary to prepare for and consummate our initial public offering, and, following our initial public offering, activities relating to identifying and evaluating prospective target businesses. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on the funds held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the fiscal year ended August 31, 2026, we had net income of $733,717, which consisted of interest earned on investments held in the trust account of $1,695,841, offset by general and administrative expenses of $962,124. General and administrative expenses for the fiscal year included the $500,000 non-refundable retainer paid to the Finder, $190,000 of legal and fairness opinion fees in connection with the proposed business combination, NYSE listing fees of $128,036, and the costs of preparing and filing our periodic reports.

For the period from August 29, 2025 (inception) through August 31, 2025, we had a net loss of $17,047, all of which consisted of formation and operating costs. We had no income during that period.

Liquidity and Capital Resources and Going Concern

Prior to our initial public offering, our liquidity needs were satisfied through the $25,000 paid by our Sponsor for the founder shares and loans from our Sponsor under an unsecured, non-interest bearing promissory note dated August 31, 2025 that permitted us to borrow up to $500,000 for offering-related expenses. The promissory note was repaid in full upon the closing of our initial public offering out of the offering proceeds not held in the trust account. As of August 31, 2026, we had no borrowings under the promissory note.

On February 27, 2026, we consummated our initial public offering of 11,197,131 units at $10.00 per unit, generating gross proceeds of $111,971,310, and the simultaneous private placement of 208,971 private units to our Sponsor, generating gross proceeds of $2,089,710. On April 15, 2026, we consummated the sale of an additional 302,869 units upon the exercise of the remaining balance of the underwriters’ over-allotment option, generating gross proceeds of $3,028,690, and the simultaneous private placement of an additional 3,029 private units, generating gross proceeds of $30,290. Following those closings, $115,000,000 ($10.00 per unit) was placed in the trust account. We paid transaction costs of $1,582,000, consisting of $1,150,000 of cash underwriting commissions, $77,800 representing the estimated fair value of the 50,000 representative shares, and $354,200 of legal and other offering costs. At the closing of our initial public offering, $584,080 of cash was held outside the trust account and available for working capital.

For the fiscal year ended August 31, 2026, net cash used in operating activities was $639,604, which consisted of our net income of $733,717, adjusted for interest earned on investments held in the trust account of $1,695,841 (which is retained in the trust account and not available to us), operating costs paid by our Sponsor on our behalf of $176,167, and changes in operating assets and liabilities. For the period from August 29, 2025 (Inception) through August 31, 2025, net cash used in operating activities was $0.

As of August 31, 2026, we had cash of $1,148 held outside the trust account, investments held in the trust account of $116,695,841, and a working capital deficit of $338,372. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), to complete our initial business combination and to pay related expenses, including the $4.5 million success fee payable to the Finder if the target was introduced or identified by the Finder and the one-time bonus of US$400,000, in cash, our equity securities or a combination thereof, payable to Ms. Ng under her Service Agreement, within thirty days following the closing of our initial business combination.  To the extent that our ordinary shares or debt are used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Interest earned on the trust account may be released to us only to pay our taxes, if any. As a Cayman Islands exempted company we are not currently subject to income tax in the Cayman Islands or the United States, and we therefore do not expect to withdraw interest from the trust account prior to the completion of our initial business combination or our liquidation. Accordingly, our operating costs until the completion of our initial business combination must be funded from the cash held outside the trust account and from loans from our Sponsor, its affiliates or our officers and directors. Our Sponsor, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loans; if we do not, we may repay them only out of funds held outside the trust account. Up to $2,000,000 of such loans may be convertible into private units at $10.00 per unit at the option of the lender. As of August 31, 2026, no convertible working capital loans were outstanding; however, our Sponsor had loaned us $5,000 and had paid $176,167 of operating costs on our behalf, all of which was outstanding and included in due to related party. We do not expect to seek loans from parties other than our Sponsor or its affiliates because we do not believe third parties would be willing to lend to us and waive any and all rights to seek access to the trust account.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans and in remaining a public reporting company, and we have until May 25, 2027 (unless extended with shareholder approval) to consummate an initial business combination. If we do not complete an initial business combination within that period, we will be required to cease all operations except for the purpose of winding up, redeem our public shares and, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution that would follow a failure to complete an initial business combination within the Combination Period, together with our limited liquidity outside the trust account, raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date the financial statements included in this Annual Report are issued. Management’s plans to address this uncertainty consist of completing the Business Combination with Korai within the Combination Period or obtaining shareholder approval of an extension, and obtaining loans from our Sponsor or its affiliates to fund our operating costs, none of which is assured. The financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of August 31, 2026, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities for off-balance sheet financing, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations and Commitments

Registration Rights. The holders of the founder shares and the private units (and all underlying securities) are entitled to registration rights under a registration rights agreement dated February 25, 2026 requiring us to register such securities for resale(in the case of the founder shares, only after conversion to the ordinary shares). The holders are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements. At the closing of the Business Combination with Korai, this agreement will be superseded, as to our Sponsor, by the amended and restated registration rights agreement described under “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.”

Underwriting Agreement. We paid the underwriters a cash underwriting discount of $1,150,000, or 1.0% of the gross proceeds of our initial public offering including the over-allotment option, at the closings on February 27, 2026 and April 15, 2026. We issued 50,000 representative shares to A.G.P./Alliance Global Partners at the closing of our initial public offering and agreed to issue to the representative or its designee 230,000 additional ordinary shares as deferred underwriting compensation upon the closing of our initial business combination. The representative has agreed to waive its redemption rights and its rights to liquidating distributions from the trust account with respect to those shares. The representative and deferred compensation shares were subject to a 180-day FINRA lock-up measured from commencement of sales in the initial public offering, rather than from the business combination closing.

Right of First Refusal. We granted A.G.P./Alliance Global Partners, for a period of twelve months following the consummation of our initial business combination, an irrevocable right of first refusal to act as sole investment banker, sole book-runner and/or sole placement agent for each future public and private equity and debt offering, including all equity-linked financings, for us or any of our successors or subsidiaries, on terms customary to A.G.P. Under FINRA Rule 5110(g)(6)(A), the right of first refusal may not have a duration of more than three years from the effective date of the registration statement for our initial public offering.

Finder’s Engagement Agreement. Under the Finder’s Engagement Agreement dated March 15, 2026, as amended by Amendment No. 1 dated May 15, 2026, we paid the Finder an aggregate non-refundable retainer of $500,000, all of which had been paid as of August 31, 2026, and we are obligated to pay the Finder a cash success fee of $4.5 million upon the closing of a Transaction, as defined in the Finder’s Engagement Agreement, and to reimburse certain reasonable, documented out-of-pocket expenses subject to specified limitations.

Service Agreement. Under the Service Agreement dated July 20, 2026 with Ms. Florence Ng, our Chief Executive Officer, we pay Ms. Ng a base salary of US$5,000 per month and are obligated to pay her a one-time bonus of US$400,000, in cash, our equity securities or a combination thereof, within thirty days following the closing of our initial business combination. The agreement may be terminated by either party on thirty days’ written notice.

Merger Agreement. On October 20, 2026, we entered into an Agreement and Plan of Merger in connection with the proposed Business Combination with Korai Flix, Inc. Under the Merger Agreement described under “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.,” we have agreed, among other things, to prepare and file a registration statement on Form S-4, to call and hold a meeting of our shareholders to approve the Business Combination and the Conversion, and to use commercially reasonable efforts to complete the Business Combination. Each party bears its own fees and expenses, and no termination fee is payable by either party.

Administrative Support. We do not pay our Sponsor or any affiliate any fee for office space, utilities or administrative support.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of significant segment expenses regularly provided to the chief operating decision maker and other segment items, as well as the title and position of the chief operating decision maker, on an annual and interim basis, including for entities with a single reportable segment. We adopted ASU 2023-07 as of August 29, 2025, our date of incorporation. Through July 20, 2026, our chief operating decision maker was our Chief Executive Officer, Chief Financial Officer and Chairman, which positions were then held by a single individual, Mr. Shaoren Liu. Since July 20, 2026, our chief operating decision maker is our Chief Executive Officer, Ms. Florence Ng, and our Chief Financial Officer and Chairman, Mr. Shaoren Liu, who together review the operating results of the Company as a whole. We have one operating and reportable segment.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure,” which requires, on an annual basis, disclosure of specific categories in the effective tax rate reconciliation and of income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. We adopted ASU 2023-09 on September 1, 2025, the beginning of our fiscal year. As a Cayman Islands exempted company we are not subject to income taxes, and the adoption of ASU 2023-09 did not have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering or until we are no longer an emerging growth company, whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item, together with the report of our independent registered public accounting firm thereon, are included at the end of this Annual Report beginning on page F-1 and are incorporated herein by reference. The financial statements comprise the following:

●	Report of Independent Registered Public Accounting Firm (Simon & Edward, LLP, Rowland Heights, California; PCAOB ID 2485)

●	Balance Sheets as of August 31, 2026 and 2025

●	Statements of Operations for the year ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025

●	Statements of Changes in Shareholders’ (Deficit) Equity for the year ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025

●	Statements of Cash Flows for the year ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025

●	Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of August 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were ineffective.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Management’s report on internal control over financial reporting will be included in our Annual Report on Form 10-K for the fiscal year ending August 31, 2027. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company or a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fiscal quarter ended August 31, 2026 that was not so reported.

During the fiscal quarter ended August 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable. Our independent registered public accounting firm, Simon & Edward, LLP, is headquartered in Rowland Heights, California, is registered with the PCAOB and is subject to PCAOB inspection, and is not a registered public accounting firm branch or office that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position
Florence Ng	62	Chief Executive Officer
Shaoren Liu	72	Chief Financial Officer, Chairman of the Board and Director
Zengwei Gao	45	Independent Director
Jiancheng Li	30	Independent Director
Zheng Zeng	66	Independent Director

Ms. Florence Ng has served as our Chief Executive Officer since July 20, 2026. Ms. Ng has over 17 years of experience in mergers and acquisitions, capital markets, corporate governance and public company advisory. She is the Founder and Principal of FNC Advisory LLC, a strategic advisory firm providing services in mergers and acquisitions, capital markets and IPO project management. Ms. Ng previously served as Executive Director, Chief Operating Officer, Vice President of Operations and Executive Consultant of Mega Matrix Corp. (NYSE American: MPU), where she held executive leadership and operational management roles, and she has served as an independent director of companies listed on Nasdaq, NYSE American and the Hong Kong Stock Exchange. Prior to her executive roles, Ms. Ng practiced corporate law with Jones Day and Rowland Chow, Chan & Co., where she advised clients on cross-border mergers and acquisitions, private equity investments, capital markets transactions and initial public offerings. Ms. Ng holds a Bachelor of Laws from the University of London, a Master of Laws with Distinction and a Postgraduate Certificate in Laws from City University of Hong Kong, completed the AI Leadership Certificate program at Stanford University and the Fintech Programme at the University of Oxford, and is admitted as a Solicitor of the High Court of the Hong Kong Special Administrative Region.

Mr. Shaoren Liu has served as our Chief Financial Officer, Chairman of the Board and a director since August 2025 and served as our Chief Executive Officer from August 2025 until July 20, 2026. Mr. Liu is the sole shareholder and sole director of our Sponsor. Mr. Liu has extensive business leadership and operational management experience, with a strong background in corporate governance, strategic planning, and industrial operations. From March 2020 to July 2025, Mr. Liu served as the Board Chair of Wafangdian Golden Orient Bearing Manufacturing Co., Ltd., a manufacturer in the precision bearing industry. In that capacity, he provided strategic guidance to the board of directors, oversaw corporate governance, and worked closely with executive management to drive operational performance, long-term growth, and risk management. During his tenure, Mr. Liu advised on capital allocation, expansion strategies, and organizational restructuring to enhance competitiveness and shareholder value. Mr. Liu has worked with a broad range of clients, including global industry participants. Through these experiences, he has gained exposure to cross-border business practices and corporate collaboration. Earlier in his career, Mr. Liu held executive and board-level roles in the manufacturing and industrial sectors, where he was involved in financial oversight, cross-border operations, and business development. He has established business relationships internationally, which provide him with insight into growth opportunities and potential partnerships. We believe that Mr. Liu is qualified to serve as our Chairman of the Board and a director due to his management experience, leadership experience in corporate governance, and his broad network of business relationships.

Mr. Zengwei Gao serves as our director. Mr. Gao holds an associate-level degree in Mechatronics Equipment and Management from Chengdu University of Technology and has professional experience spanning industrial control systems, prefabricated construction project management, and pharmaceutical equipment operations. Since May 2022, Mr. Gao has served as an Industrial Control Computer Expert at Fresenius KABI Pharmaceutical Co., Ltd., a global healthcare and pharmaceutical manufacturing enterprise. In this role, he focuses on automation, control systems integration, and advanced industrial equipment management in a pharmaceutical manufacturing environment. Prior to joining Fresenius KABI, Mr. Gao served as a Project Site Manager at Yongxin Prefabricated Construction Co., Ltd. from February 2021 to September 2021. In that role, he oversaw on-site project execution, coordinated construction operations, and managed project timelines and quality control processes for prefabricated construction projects. From May 2020 to February 2021, Mr. Gao served as a Project Engineer at Wuxi Xunbo Prefabricated Construction Co., Ltd., supporting the execution of prefabricated building construction and civil engineering projects, including technical planning, engineering coordination, and site implementation oversight. We believe Mr. Gao is qualified to serve as a director due to his technical expertise in industrial automation, engineering project management, and operational oversight within regulated manufacturing environments.

Mr. Jiancheng Li serves as our director. Mr. Li has a background in software development and computer science, holding an associate-level qualification in Software Development and Project Management from Dalian University of Science and Technology and a Bachelor’s degree in Computer Science and Technology from Jiamusi University. He has built a career that bridges hotel management and digital operations. Since July 2023, Mr. Li has served as Operations Manager at Qingdao Yuanjia Hotel Management Co., Ltd., where he leads the hotel’s cross-platform livestreaming strategy, drives online traffic conversion, and integrates online digital channels with offline guest experience to enhance revenue performance and brand visibility. He previously worked as a live streaming operations specialist to manage livestream e-commerce and digital engagement operations for Shandong Zhidou Technology Co., Ltd from March 2022 to July 2023, where he oversaw full-cycle livestream project execution - from content planning and traffic building to performance optimization and KPI delivery. We believe Mr. Li is qualified to serve as a director because of his experience in digital operations, livestream e-commerce strategy, and technology-driven performance management in consumer-facing industries.

Ms. Zheng Zeng serves as our director. Ms. Zeng graduated with a Bachelor’s degree from West China University of Medical Sciences and has significant senior executive experience across high-tech and medical device enterprises. She possesses a strong combination of operational leadership and financial management expertise, enabling her to oversee both business performance and compliance-driven financial systems. Since January 2021, Ms. Zeng has served as the General Manager of Beijing Litangsian Zeng Technology Co., Ltd., where she leads enterprise operations, with a particular focus on: financial compliance frameworks, including oversight of accounting accuracy and statutory reporting; cash-flow and capital allocation management, ensuring efficient and compliant use of project funds; budget planning and variance analysis to support long-term operational sustainability; and risk assessment and internal control mechanisms to protect corporate assets and maintain stable stakeholder relationships. Ms. Zeng served as the General Manager of Beijing Huayi Shengjie Technology Co., Ltd. from July 1999 to December 2020, where she was responsible not only for the full life-cycle development, manufacturing, and commercialization of Class III implantable medical devices, but also for the company’s financial planning, cost structure management, budgeting processes, and internal financial controls. She routinely reviewed and interpreted corporate financial statements, including balance sheets, income statements, cash-flow statements, and manufacturing cost reports, ensuring that strategic decisions aligned with financial health and regulatory requirements. Under Ms. Zeng’s leadership, the company achieved significant technological and commercial success - winning multiple National and Beijing Science and Technology Awards - and was successfully acquired by Hillhouse Capital in 2020, a transaction that required substantial financial due diligence, valuation analysis, and documentation review, all of which Ms. Zeng actively participated in and oversaw. Ms. Zeng is considered financially sophisticated based on her extensive senior management experience, which includes oversight of corporate budgeting, financial reporting processes, operational performance analysis, and participation in executive-level business planning. Her management responsibilities have required her to review financial statements, assess business risks, allocate resources, and work closely with finance teams, providing her with the practical knowledge necessary to qualify as a financial expert for purposes of board and audit-related responsibilities. We believe Ms. Zeng is qualified to serve as a director given her extensive senior management experience in high-tech and medical device enterprises, with deep expertise in financial oversight, compliance, and operational leadership.

Other Blank Check Company Experience

None of our officers or directors has been or is currently involved in any other blank check company . Our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, and the collective experience of our officers and directors with blank check companies like ours is not significant. The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination, and the members of our management team may not remain with us subsequent to the consummation of a business combination.

Conflicts of Interest

There may be actual or potential material conflicts of interest between our Sponsor, its affiliates or promoters on the one hand, and the investors in our initial public offering on the other hand. Investors should be aware of the following potential conflicts of interest:

●	Our Sponsor directly, and Mr. Liu indirectly, own 3,087,000 ordinary shares, consisting of 2,875,000 founder shares and 212,000 private shares, none of which remains subject to forfeiture, and, accordingly, our Sponsor and Mr. Liu may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The $0.009 per share price that our initial shareholders paid for the founder shares creates an incentive whereby our Sponsor, and Mr. Liu indirectly through his ownership of our Sponsor, could potentially make a substantial profit even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a business combination within the prescribed period, the founder shares, private units and their underlying securities will expire worthless, which could create an incentive for our initial shareholders to complete any transaction, regardless of its ultimate value.

●	Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The founder shares owned by our initial shareholders will be released from lock-up restrictions only if a business combination is successfully completed and subject to certain other limitations. Additionally, our initial shareholders will not receive distributions from the trust account with respect to any of their founder shares if we do not complete a business combination. Furthermore, our insiders have agreed that the private units will not be sold or transferred by them until 30 days after we have completed our initial business combination. In addition, our initial shareholders may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities. Each of our officers is engaged in other business endeavors for which he or she may be entitled to compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our second amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. The Merger Agreement with Korai separately makes receipt of a fairness opinion from King Kee Appraisal and Advisory Limited a condition to our obligation to close, unless waived by us. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In addition, Ms. Ng, our Chief Executive Officer, is entitled under her Service Agreement to a one-time bonus of US$400,000 upon the consummation of our initial business combination, which may create a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. See “Item 11. Executive Compensation.”

Number and Terms of Office of Officers and Directors

Our board of directors consists of four (4) members. We do not divide our board into classes or provide for fixed terms of office. Each director holds office until his or her office is vacated or he or she is removed in accordance with our second amended and restated memorandum and articles of association. Our shareholders may by ordinary resolution appoint any person as a director or remove any director, and our board may appoint a director to fill a vacancy or as an additional director. Our officers are appointed by the board of directors and serve at the discretion of the board, rather than for specific terms of office.

Director Independence

The NYSE requires that a majority of our board of directors be composed of “independent directors.” Our board of directors has determined that each of Mr. Zengwei Gao, Mr. Jiancheng Li and Ms. Zheng Zeng is an independent director under the NYSE listing standards and under the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present. We will only enter into an initial business combination if it is approved by a majority of our independent directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a corporate governance and nominating committee. Each committee is composed entirely of independent directors. Mr. Gao, Mr. Li and Ms. Zeng serve on each committee. Ms. Zeng chairs the audit committee, and Mr. Gao chairs the compensation committee and the corporate governance and nominating committee. Each committee operates under a written charter, the forms of which were filed as exhibits to the registration statement for our initial public offering. Copies of the charters are available on our website at https://apextech-inc.com/governance. Information on our website is not incorporated by reference into this Annual Report.

Audit Committee. The audit committee is responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm; pre-approving all audit and permitted non-audit services; reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements; reviewing and approving all related party transactions and all payments made to our Sponsor, officers and directors and their affiliates; and monitoring compliance with the terms of our initial public offering. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Zeng qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee. The compensation committee is responsible for, among other things, reviewing and approving the compensation of our executive officers, reviewing and recommending to the board the compensation of our directors, and administering any compensation plans we may adopt. The appointment of Ms. Ng as Chief Executive Officer and the Service Agreement with Ms. Ng were approved by our full board of directors on July 20, 2026; the compensation committee did not separately approve the Service Agreement.

Corporate Governance and Nominating Committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors and for developing and recommending corporate governance guidelines. The committee considers persons identified by its members, management, shareholders, investment bankers and others. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since the date of the prospectus for our initial public offering.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees and that codifies the business and ethical principles that govern all aspects of our business. A copy of our code of conduct and ethics was filed as Exhibit 14 to our registration statement on Form S-1 (File No. 333-291936). A copy of the code of conduct and ethics is available on our website at https://apextech-inc.com/governance. We intend to disclose any amendments to or waivers of certain provisions of our code of conduct and ethics on our website or in a Current Report on Form 8-K within the period required by applicable SEC rules.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the NYSE listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such reports filed with the SEC , we believe that all such reports required to be filed during the fiscal year ended August 31, 2026 were filed on a timely basis, except as follows: (i) Mr. Shaoren Liu filed a late report on Form 4 on November 5, 2026 for the purchase of 208,971 units on February 27, 2026, and a late report on Form 4 on November 5, 2026 for the purchase of 3,029 units on April 15, 2026; Mr. Liu filed his initial statement of beneficial ownership on Form 3 late, on March 5, 2026; and (ii) Ms. Florence Ng have not yet filed her initial statement of beneficial ownership on Form 3 in connection with her appointment as Chief Executive Officer on July 20, 2026. Ms. Ng does not beneficially own any of our securities. Ms. Ng is in the process of regaining access to her EDGAR account and intends to file the Form 3 as promptly as practicable.

Item 11. Executive Compensation

As a smaller reporting company and an emerging growth company, we are providing the scaled executive compensation disclosure permitted for smaller reporting companies under Item 402 of Regulation S-K.

Overview

From our inception through July 20, 2026, none of our executive officers or directors received any cash or other compensation for services rendered to us. On July 20, 2026, in connection with her appointment as Chief Executive Officer, we entered into a Service Agreement with Ms. Florence Ng under which Ms. Ng receives a base salary of US$5,000 per month, payable in accordance with our normal payroll practices, and is entitled to a one-time bonus of US$400,000 upon the successful consummation of our initial business combination, payable within thirty days following the closing in cash, our equity securities or a combination thereof. The Service Agreement continues until terminated by either party upon thirty days’ written notice, and termination does not affect any compensation or reimbursement accrued prior to termination, including any bonus that has become payable. Ms. Ng is also entitled to reimbursement of reasonable business expenses. Ms. Ng’s appointment and the Service Agreement were approved by our board of directors on July 20, 2026. Other than the Service Agreement, we have no employment agreements with our executive officers and no arrangements providing for benefits upon termination of employment.

Our Sponsor, officers and directors, and their respective affiliates, are reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Our audit committee reviews and approves all reimbursements and payments made to our Sponsor, officers and directors and their affiliates. During the fiscal year ended August 31, 2026, we reimbursed an aggregate of $0 of such expenses.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. Any such fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by our named executive officers for the fiscal year ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	All Other Compensation ($)	Total ($)
Florence Ng, Chief Executive Officer (since July 20, 2026)	2026	$5,000	(1)	-	-	$5,000
	2025	-		-	-	-
Shaoren Liu, Chief Financial Officer and Chairman (Chief Executive Officer until July 20, 2026)	2026	-		-	-	-
	2025	-		-	-	-

(1) Represents base salary of US$5,000 per month earned under the Service Agreement for the period from July 20, 2026 through August 31, 2026. The US$400,000 bonus payable upon the consummation of our initial business combination had not been earned as of August 31, 2026 and is not included.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers held any outstanding equity awards as of August 31, 2026.

Policies and Practices Regarding Option Awards

We did not grant stock options, stock appreciation rights or similar option-like instruments to our named executive officers during the fiscal year ended August 31, 2026. We have no equity compensation plan and do not currently grant such awards.

Director Compensation

None of our directors received any compensation for services as a director during the fiscal year ended August 31, 2026. Our directors are reimbursed for out-of-pocket expenses as described above. Mr. Liu, who is the sole shareholder of our Sponsor, holds an indirect interest in the founder shares and private units held by our Sponsor as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Compensation Recovery Policy

We have adopted a compensation recovery policy that applies to our executive officers. The policy complies with Section 303A.14 of the NYSE Listed Company Manual and Rule 10D-1 under the Exchange Act. A copy of the policy is filed as Exhibit 97 to this Annual Report. During the fiscal year ended August 31, 2026, we were not required to prepare an accounting restatement that required recovery of erroneously awarded compensation under the policy, and there was no outstanding balance of erroneously awarded compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of October 27, 2026 by each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, each of our executive officers and directors, and all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The table does not reflect beneficial ownership of any ordinary shares issuable upon the conversion of rights, because the rights are not convertible within sixty days of the date of the table. Percentages are based on 14,637,000 ordinary shares (inclusive of ordinary shares included in our units) issued and outstanding as of October 27, 2026.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
APEX INNOVATION ACQUISITION CORP. (2)	3,087,000	21.1%
Shaoren Liu (2)	3,087,000	21.1%
Florence Ng	-	-
Zengwei Gao	-	-
Jiancheng Li	-	-
Zheng Zeng	-	-
All executive officers and directors as a group (five individuals)	3,087,000	21.1%
Karpus Management, Inc. (3)	1,171,450	8.0%
Decagon Asset Management LLP (4)	1,101,744	7.5%
The Goldman Sachs Group, Inc. (5)	1,076,558	7.4%
Highbridge Capital Management, LLC (6)	1,057,987	7.2%
Polar Asset Management Partners Inc. (7)	850,000	5.8%

(1) Unless otherwise indicated, the business address of each of the persons listed is 13501 Katy Freeway, Houston, Texas 77079. The initial statements of beneficial ownership on Form 3 filed by Mr. Gao, Mr. Li and Ms. Zeng on February 25, 2026 each report that the director owns no securities of the Company, and the Form 3 filed by Mr. Liu on March 5, 2026 reports 2,875,000 ordinary shares held indirectly through our Sponsor.

(2) Consists of 2,875,000 founder shares and 212,000 ordinary shares included in the private units held by our Sponsor. Mr. Shaoren Liu is the sole shareholder and sole director of our Sponsor and has sole voting and investment discretion with respect to the shares held by our Sponsor, and may be deemed to beneficially own those shares. Mr. Liu disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(3) Based solely on a Schedule 13G filed on August 14, 2026 by Karpus Management, Inc. The business address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(4) Based solely on a Schedule 13G/A filed on August 13, 2026 by Decagon Asset Management LLP and Benjamin John Durham. The business address of the reporting persons is 5 Swallow Place London, United Kingdom W1B 2AF.

(5) Based solely on a Schedule 13G filed on August 14, 2026 by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. The business address of the reporting persons is 200 West Street, New York, New York 10282. The Schedule 13G identifies Highbridge Capital Management, LLC in response to Item 6 as a person with the right to receive or direct the receipt of dividends from, or the proceeds from the sale of, the reported shares. Accordingly, the shares reported by The Goldman Sachs Group, Inc. may overlap with the shares reported by Highbridge Capital Management, LLC described in footnote (6).

(6) Based solely on a Schedule 13G filed on May 15, 2026 by Highbridge Capital Management, LLC. The business address of the reporting person is 390 Madison Avenue, 28th Floor, New York, NY 10017.

(7) Based solely on a Schedule 13G filed on May 15, 2026 by Polar Asset Management Partners Inc. The business address of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

Changes in Control

On October 20, 2026, we entered into the Merger Agreement with Korai described under “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.” If the Business Combination is completed, the Korai security holders will receive an aggregate of 350,000,000 shares of our Class A and Class B common stock (subject to reduction for dissenting shares), an additional 35,000 Class A shares will be issued as Bonus Shares, our Class A common stock will carry one vote per share, our Class B common stock will carry twenty votes per share, and Korai will designate four of the five members of our board of directors, which will result in a change in control of the Company. Other than the Merger Agreement, we are not aware of any arrangement the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On August 29, 2025, the Sponsor agreed to acquire 1,725,000 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0145 per share. Such ordinary shares were subsequently issued to the Sponsor on September 4, 2025. On January 21, 2026, the Company entered into an amendment to the subscription agreement with the Sponsor for the purchase of an additional 1,150,000 founder shares, resulting in a total acquisition of 2,875,000 ordinary shares for an aggregate consideration of $25,000, or approximately $0.009 per ordinary share. Up to 375,000 founder shares were initially subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. Following the full exercise of the underwriters’ over-allotment option, the Sponsor holds 2,875,000 founder shares, none of which remains subject to forfeiture.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) 180 days after the completion of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Units

Simultaneously with the closing of our initial public offering on February 27, 2026, our Sponsor purchased 208,971 private units at $10.00 per private unit, for an aggregate purchase price of $2,089,710, and simultaneously with the closing of the over-allotment option on April 15, 2026, our Sponsor purchased an additional 3,029 private units for an aggregate purchase price of $30,290, in each case in a private placement. The proceeds of the private placements were added to the proceeds of our initial public offering held in the trust account. The private units are identical to the units sold in our initial public offering, except that our Sponsor has agreed not to transfer, assign or sell the private units or the underlying securities until 30 days after the completion of our initial business combination, subject to limited exceptions, and has agreed to waive its redemption rights and its rights to liquidating distributions from the trust account with respect to the private shares. If we do not complete an initial business combination within the Combination Period, the private rights will expire worthless and the private shares will not participate in any liquidating distribution from the trust account.

Promissory Note and Working Capital Loans

On August 31, 2025, our Sponsor agreed to loan us up to $500,000 under an unsecured, non-interest bearing promissory note to fund a portion of the expenses of our initial public offering. The note was repaid in full upon the closing of our initial public offering out of the offering proceeds not held in the trust account, and there was no outstanding balance as of August 31, 2026.

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor, our officers and directors, or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loans; if we do not, we may repay them only out of funds held outside the trust account. Up to $2,000,000 of such loans may be convertible into private units at $10.00 per unit at the option of the lender. As of August 31, 2026, no convertible working capital loans were outstanding; however, our Sponsor had loaned us $5,000 and had paid $176,167 of operating costs on our behalf, all of which was outstanding and included in due to related party. In addition, if we seek shareholder approval to extend the Combination Period, our Sponsor or its affiliates will contribute funds to the trust account in the form of non-interest bearing loans or convertible promissory notes, which may be converted into private units at $10.00 per unit (or such other amount as may be agreed) at the option of the lender.

Related-Party Advances

As of August 31, 2026, $181,167 was due to a related party, compared with no such balance at August 31, 2025. The Company received $181,167 of related-party advances during the fiscal year ended August 31, 2026.

Registration Rights

The holders of the founder shares and the private units (and all underlying securities) are entitled to registration rights under a registration rights agreement dated February 25, 2026, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the ordinary shares). The holders are entitled to make up to two demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements. At the closing of the Business Combination with Korai, this agreement will be superseded, as to our Sponsor, by the amended and restated registration rights agreement described under “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.”

Letter Agreement and Indemnity Agreements

Our Sponsor, officers and directors entered into a letter agreement with us dated February 25, 2026 under which they agreed, among other things, to vote their founder shares, private shares and any public shares acquired by them in favor of our initial business combination, to waive their redemption rights with respect to their founder shares and private shares in connection with the completion of our initial business combination or any shareholder vote to amend our memorandum and articles of association, and to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if we fail to complete our initial business combination within the Combination Period. Our Sponsor has also agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share or the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share, subject to the exceptions described in the prospectus for our initial public offering. We have entered into indemnity agreements dated February 25, 2026 with each of our officers and directors.

Service Agreement with Chief Executive Officer

On July 20, 2026, we entered into the Service Agreement with Ms. Florence Ng described under “Item 11. Executive Compensation.” Ms. Ng has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K other than the Service Agreement, and there are no family relationships between Ms. Ng and any of our directors or executive officers.

Expense Reimbursement and Other Payments

We reimburse our Sponsor, officers and directors for reasonable out-of-pocket expenses incurred in connection with activities on our behalf, as described under “Item 11. Executive Compensation.” Other than as described in this Item 13 and in Item 11, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, have been or will be paid to our Sponsor, officers or directors, or any of their affiliates, prior to or in connection with our initial business combination.

Sponsor Support Agreement and Amended and Restated Registration Rights Agreement

Concurrently with the execution of the Merger Agreement, on October 20, 2026, we and Korai entered into the Sponsor Support Agreement with our Sponsor. Under the Sponsor Support Agreement, our Sponsor agreed (i) to vote all Subject Shares (as defined in the Sponsor Support Agreement) in favor of the Merger Agreement and the Transactions, and each of the proposals in connection with the consummation of the Merger and the Transactions, and (ii) to vote its Subject Shares against any alternative transactions. The Sponsor Support Agreement restricts our Sponsor from transferring any Subject Shares prior to the earliest of: (a) the termination of the Merger Agreement, (b) the Effective Time, and (c) mutual agreement of the parties.

In connection with the Merger Agreement, our Sponsor and certain of the Korai Stockholders who are expected to be affiliates of Korai immediately after the Closing will enter into the Amended and Restated Registration Rights Agreement pursuant to which our Sponsor and such Korai Stockholders will be granted certain registration rights with respect to their shares of New Korai Class A Common Stock received as Merger Consideration or in connection with the Conversion. In general, our Sponsor and certain of the Korai Stockholders will be entitled to one demand registration statement and unlimited “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor also serves as the Purchaser Representative under the Merger Agreement without compensation; we have agreed to indemnify the Purchaser Representative against losses arising out of the performance of its duties, other than losses resulting from its gross negligence, bad faith or willful misconduct and to bear the cost of the professionals it engages in that capacity. Under the Merger Agreement, our Sponsor may also be required to fund any deposit into the trust account required to extend the Combination Period. Mr. Liu, our Chairman and Chief Financial Officer, is the sole shareholder and sole director of our Sponsor. See “Item 1. Business - Proposed Business Combination with Korai Flix, Inc.”

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Except for the compensation and reimbursements expressly described in Items 11 and 13, no such fees or compensation are payable to our officers, directors, initial shareholders or their affiliates in connection with our initial business combination.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance - Director Independence.”

Item 14. Principal Accountant Fees and Services

Simon & Edward, LLP, Rowland Heights, California (PCAOB ID 2485), has served as our independent registered public accounting firm since our inception. The following table sets forth the aggregate fees billed to us by Simon & Edward, LLP for the fiscal year ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025.

	Fiscal Year Ended August 31, 2026	Period from August 29, 2025 (Inception) through August 31, 2025
Audit Fees (1)	$72,500	$15,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$72,500	$15,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, the review of the financial statements included in our Quarterly Reports on Form 10-Q, the review of the interim financial statements as of November 30, 2025 included in our registration statement on Form S-1, the audit of the balance sheet included in our Current Report on Form 8-K filed March 6, 2026, and services normally provided in connection with regulatory filings, including consents and comfort letters in connection with our initial public offering.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4) All other fees consist of fees billed for all other services.

Pre-Approval Policy

Our audit committee was formed upon the effectiveness of the registration statement for our initial public offering on February 25, 2026. As a result, the audit committee did not pre-approve all of the foregoing services rendered before that date, although any services rendered prior to the formation of the audit committee were approved by our board of directors. Since the formation of the audit committee, and on a going-forward basis, the audit committee has pre-approved and will pre-approve all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof, subject to the de minimis exceptions for non-audit services described in the Exchange Act that are approved by the audit committee prior to the completion of the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. The financial statements listed in “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report beginning on page F-1.

(2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

(3) Exhibits. The exhibits listed in the following Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference / Filed Herewith
2.1	Agreement and Plan of Merger, dated October 20, 2026, by and among the Company, APEX Tech Merger Sub Inc., APEX INNOVATION ACQUISITION CORP., Korai Flix, Inc. and Hongdae Lee (certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K and certain confidential information redacted)	Exhibit 2.1 to Current Report on Form 8-K filed October 21, 2026
3.1	Second Amended and Restated Memorandum and Articles of Association	Exhibit 3.1 to Current Report on Form 8-K filed March 3, 2026
4.1	Specimen Unit Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-291936)
4.2	Specimen Ordinary Share Certificate	Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-291936)
4.3	Specimen Rights Certificate	Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-291936)
4.4	Rights Agreement, dated February 25, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent	Exhibit 4.1 to Current Report on Form 8-K filed March 3, 2026
4.5*	Description of Securities Registered under Section 12 of the Exchange Act	Filed herewith
10.1	Letter Agreement, dated February 25, 2026, by and among the Company, its officers and directors and APEX INNOVATION ACQUISITION CORP.	Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2026

Exhibit No.	Description	Incorporated by Reference / Filed Herewith
10.2	Investment Management Trust Agreement, dated February 25, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee	Exhibit 10.2 to Current Report on Form 8-K filed March 3, 2026
10.3	Registration Rights Agreement, dated February 25, 2026, by and among the Company, APEX INNOVATION ACQUISITION CORP. and the Company’s officers and directors	Exhibit 10.3 to Current Report on Form 8-K filed March 3, 2026
10.4	Private Placement Unit Purchase Agreement by and between the Company and APEX INNOVATION ACQUISITION CORP.	Exhibit 10.4 to Current Report on Form 8-K filed March 3, 2026
10.5+	Form of Indemnity Agreement, dated as of February 25, 2026, by and between the Company and each of its officers and directors	Exhibit 10.5 to Current Report on Form 8-K filed March 3, 2026
10.6	Founder Shares Subscription Agreement, dated August 29, 2025, between the Company and APEX INNOVATION ACQUISITION CORP.	Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-291936)
10.7	Amended and Restated Subscription Agreement, dated January 21, 2026, between the Company and APEX INNOVATION ACQUISITION CORP.	Exhibit 10.7 to Registration Statement on Form S-1 (File No. 333-291936)
10.8	Promissory Note, dated August 31, 2025, issued to APEX INNOVATION ACQUISITION CORP.	Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-291936)
10.9	Finder’s Engagement Agreement, dated March 15, 2026, by and between the Company and California Hedge Fund Inc.	Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 15, 2026
10.10	Amendment No. 1 to Finder’s Engagement Agreement, dated May 15, 2026, by and between the Company and California Hedge Fund Inc.	Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 15, 2026
10.11+	Service Agreement, dated July 20, 2026, by and between the Company and Florence Ng	Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2026
10.12	Form of Voting Agreement	Exhibit 10.1 to Current Report on Form 8-K filed October 21, 2026
10.13	Form of Lock-Up Agreement	Exhibit 10.2 to Current Report on Form 8-K filed October 21, 2026

Exhibit No.	Description	Incorporated by Reference / Filed Herewith
10.14	Form of Sponsor Support Agreement, by and among the Company, Korai Flix, Inc. and APEX INNOVATION ACQUISITION CORP.	Exhibit 10.3 to Current Report on Form 8-K filed October 21, 2026
10.15	Form of Amended and Restated Registration Rights Agreement	Exhibit 10.4 to Current Report on Form 8-K filed October 21, 2026
14	Code of Conduct and Ethics	Exhibit 14 to Registration Statement on Form S-1 (File No. 333-291936)
19*	Insider Trading Policy
21.1*	Subsidiaries of the registrant
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX TECH ACQUISITION INC.

Date: November 9, 2026

	By:	/s/ Florence Ng
Florence Ng
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Florence Ng
Florence Ng	Chief Executive Officer (Principal Executive Officer)	November 9, 2026

/s/ Shaoren Liu
Shaoren Liu	Chief Financial Officer and Chairman of the Board (Principal Financial and Accounting Officer)	November 9, 2026

/s/ Zengwei Gao
Zengwei Gao	Director	November 9, 2026

/s/ Jiancheng Li
Jiancheng Li	Director	November 9, 2026

/s/ Zheng Zeng
Zheng Zeng	Director	November 9, 2026

APEX TECH ACQUISITION INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of

APEX Tech Acquisition Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of APEX Tech Acquisition Inc. (the “Company”) as of August 31, 2026 and 2025, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the years ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for the year ended August 31, 2026 and for the period from August 29, 2025 (inception) through August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has 15 months from the effective date of the registration statement to complete the initial business combination or it will trigger an automatic winding up, dissolution and liquidation. In addition, the Company has limited liquidity outside the Trust Account and a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2025.

Rowland Heights, California

November 9, 2026

APEX TECH ACQUISITION INC.

BALANCE SHEETS

	August 31, 2026	August 31, 2025

Assets:
Current Assets
Cash	$1,148	$-
Prepaid expenses	-	8,000
Total Current Assets	1,148	8,000

Deferred offering costs	-	20,000
Investments held in Trust Account	116,695,841	-
Total Assets	$116,696,989	$28,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$158,353	$20,000
Due to related party	181,167	-
Promissory note – related party	-	47
Total Current Liabilities	339,520	20,047
Total Liabilities	339,520	20,047

Commitments and Contingencies – see Note 6

Ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 11,500,000 shares at redemption value of $10.15 per share and 0 shares subject to possible redemption as of August 31, 2026 and 2025, respectively	116,695,841	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 3,137,000 shares and 2,875,000 (1) issued and outstanding, respectively, as of August 31, 2026 and 2025 (excluding 11,500,000 and 0 shares subject to possible redemption as of August 31, 2026 and 2025, respectively)	313	287
Additional paid-in capital	-	24,713
Accumulated deficit	(338,685)	(17,047)
Total Shareholders’ (Deficit) Equity	(338,372)	7,953
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$116,696,989	$28,000

(1)

Ordinary shares have been retroactively restated to reflect an amendment to the Subscription Agreement, pursuant to which the Sponsor increased its founder shares from 1,725,000 to 2,875,000 shares for an aggregate purchase price of $25,000. Initially, up to 375,000 founder shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full.

The underwriters partially exercised their over-allotment option to purchase 1,197,131 Units at the IPO closing on February 27, 2026, and subsequently exercised the remaining portion of the option to purchase an additional 302,869 Units on April 15, 2026. Accordingly, all 2,875,000 founder shares remain outstanding, and none is subject to forfeiture as of August 31, 2026 (see Note 5).

The accompanying notes are an integral part of these financial statements.

APEX TECH ACQUISITION INC.

STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2026	For the Period from August 29, 2025 (Inception) through August 31, 2025
General and administrative expenses	$962,124	$17,047
Loss from operations	(962,124)	$(17,047)

Other income
Interest earned on investments held in Trust Account	1,695,841	-
Total other income	1,695,841	-
Net income (loss)	$733,717	$(17,047)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,789,768	-
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.08	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,007,404	2,500,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.08	$(0.01)

(1)

Ordinary shares have been retroactively restated to reflect an amendment to the Subscription Agreement, pursuant to which the Sponsor increased its founder shares from 1,725,000 to 2,875,000 shares for an aggregate purchase price of $25,000. Initially, up to 375,000 founder shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full.

The underwriters partially exercised their over-allotment option to purchase 1,197,131 Units at the IPO closing on February 27, 2026, and subsequently exercised the remaining portion of the option to purchase an additional 302,869 Units on April 15, 2026. Accordingly, all 2,875,000 founder shares remain outstanding, and none is subject to forfeiture as of August 31, 2026 (see Note 5).

The accompanying notes are an integral part of these financial statements.

APEX TECH ACQUISITION INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED AUGUST 31, 2026

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – August 31, 2025(1)	2,875,000	$287	$24,713	$(17,047)	$7,953
Issuance of Private Units	212,000	21	2,119,974	-	2,119,995
Issuance of Public Rights net of issuance costs	-	-	2,835,450	-	2,835,450
Public shares issuance cost allocated to equity	-	-	(39,550)		(39,550)
Accretion of carrying value to redemption value	-	-	(4,377,896)	-	(4,377,896)
Issuance of Representative Shares	50,000	5	77,795	-	77,800
Subsequent remeasurement of ordinary shares subject to redemption (interest earned on trust account)	-	-	(640,486)	(1,055,355)	(1,695,841)
Net income	-	-	-	733,717	733,717
Balance – August 31, 2026	3,137,000	$313	$-	$(338,685)	$(338,372)

FOR THE PERIOD FROM AUGUST 29, 2025 (INCEPTION) THROUGH AUGUST 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 29, 2025 (Inception)	-	$-	$-	$-	$
Founder Shares issued to Initial Shareholder(1)	2,875,000	287	$24,713	-	25,000
Net loss	-	-	-	(17,047)	(17,047)
Balance – August 31, 2025	2,875,000	$287	$24,713	$(17,047)	$7,953

(1)

Ordinary shares have been retroactively restated to reflect an amendment to the Subscription Agreement, pursuant to which the Sponsor increased its founder shares from 1,725,000 to 2,875,000 shares for an aggregate purchase price of $25,000. Initially, up to 375,000 founder shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full.

The underwriters partially exercised their over-allotment option to purchase 1,197,131 Units at the IPO closing on February 27, 2026, and subsequently exercised the remaining portion of the option to purchase an additional 302,869 Units on April 15, 2026. Accordingly, all 2,875,000 founder shares remain outstanding, and none is subject to forfeiture as of August 31, 2026 (see Note 5).

The accompanying notes are an integral part of these financial statements.

APEX TECH ACQUISITION INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,	For the Period from August 29, 2025 (Inception) through August 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$733,717	$(17,047)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by the Sponsor	-	17,047
Interest earned on investments held in trust account	(1,695,841)	-
Operating costs paid by the Sponsor	176,167	-
Changes in operating assets and liabilities:
Prepaid expenses	8,000	-
Accounts payable and accrued expenses	138,353	-
Net Cash Used in Operating Activities	(639,604)	-

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(115,000,000)	-
Net Cash Used in Investing Activities	(115,000,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	115,000,000	-
Proceeds from sale of Private Units	2,119,995	-
Repayment of promissory note – related party	(47)	-
Payment of underwriter fees	(1,150,000)	-
Payment of offering costs	(334,196)	-
Proceeds from Sponsor loan	5,000	-
Net Cash Provided by Financing Activities	115,640,752	-

Net Change in Cash	1,148	-

Cash, Beginning of Year	-	-
Cash, End of Year	$1,148	$-

Supplemental Disclosure of Cash Flow Information:

Remeasurement of carrying value to redemption value	$6,113,291	$-
Formation and operating costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$17,000
Prepaid expenses paid by the Sponsor in exchange for issuance of ordinary shares	$-	$8,000
Deferred offering costs included in accrued expenses	$-	$20,000
Operating costs paid by the Sponsor on behalf of the Company	$176,167	$-

The accompanying notes are an integral part of these financial statements.

APEX TECH ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

APEX Tech Acquisition Inc. (the “Company”) is a blank check company incorporated under the laws of the Cayman Islands as an exempted company with limited liability on August 29, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company’s efforts to identify a prospective target business were not limited to a particular industry or geographic region. On October 20, 2026, the Company entered into the Merger Agreement with Korai described in Note 9. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected August 31 as its fiscal year end. The Company’s founder and sponsor is APEX INNOVATION ACQUISITION CORP., a Delaware corporation (the “Sponsor”).

As of August 31, 2026, the Company had not commenced any operations. For the period from August 29, 2025 (inception) through August 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the Initial Public Offering (“IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Shares (as defined below).

The registration statement for the Company’s IPO became effective on February 25, 2026. On February 27, 2026, the Company consummated the IPO of 11,197,131 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) including the partial exercise of the over-allotment option of 1,197,131 Units granted to the underwriters. Each Unit consists of one ordinary share and one right to receive one-fourth (1/4) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $111,971,310.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement of 208,971 units (the “Private Units”) to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,089,710, which is described in Note 4.

On April 10, 2026, the underwriters notified the Company of their exercise of the remaining balance of the over-allotment option to purchase an additional 302,869 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 3,029 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $30,290. As a result, the Company sold an aggregate of 11,500,000 Public Units and 212,000 Private Units.

Transaction costs amounted to $1,582,000 consisting of $1,150,000 of underwriting commissions which was paid in cash at the closing date of the IPO and over-allotment, $77,800 estimated fair value of the Representative Shares (discussed below), and $354,200 of legal and other offering costs. At the IPO date, cash of $584,080 was held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

Following the closing of the IPO on February 27, 2026 and over-allotment option on April 15, 2026, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Units in the IPO and over-allotment was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account are initially to be held in cash, including demand deposit accounts at a bank, or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or (c) the Company’s failure to complete an initial Business Combination within the Combination Period, subject to any valid extension. Interest may also be released to pay taxes as permitted by the trust agreement. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity following completion of the IPO and over-allotment, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it will obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the votes cast by shareholders entitled to vote in person or by proxy at a general meeting of the Company. The Company will have 15 months from the effective date of the registration statement on Form S-1 to consummate its initial Business Combination (the “Combination Period”). If the Company anticipates that it may be unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amend its second amended and restated memorandum and articles of association to extend the deadline (“Extension Period”) by which it must complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within Combination Period or during any extension period.

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

Furthermore, the Sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s post-offering amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a business combination within 15 months from the effective date of the registration statement for the IPO, unless the Company provides public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or a vote to amend the provisions of the Company’s post-offering amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The Sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the founder shares and provided that the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described above) until 30 days after the completion of its initial business combination.

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

Going Concern Consideration

As of August 31, 2026, the Company had cash of $1,148 and a working capital deficit of $338,372. The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially has 15 months from the effective date of the registration statement to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its second amended and restated memorandum and articles of association. There is a possibility that the Business Combination may not be consummated within the 15-month period from the effective date of the registration statement. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, together with the Company’s limited liquidity outside the Trust Account, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this uncertainty consist of completing the Business Combination with Korai (see Note 9) within the Combination Period or obtaining shareholder approval of an extension, and obtaining loans from the Sponsor or its affiliates to fund operating costs, none of which is assured. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period (assuming no extensions).

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,148 and $0 in cash as of August 31, 2026 and 2025, respectively. The Company did not have cash equivalents for both periods.

Investments Held in Trust Account

At August 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held in an operating account at East West Bank and money market fund investments held in the Trust Account at J.P. Morgan Securities LLC. As of August 31, 2026, the operating account balance of $1,148 was below the standard Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of August 31, 2026, the Trust Account balance of $116,695,841 exceeded the standard Securities Investor Protection Corporation (“SIPC”) protection limit of $500,000 by $116,195,841. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. The Company has not experienced losses on these accounts.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $1,582,000 consisting of $1,150,000 underwriting commissions, $77,800 estimated fair value of the Representative Shares and $354,200 legal and other offering expenses that are directly related to the IPO . Upon completion of the IPO, $1,542,450 was allocated to ordinary shares subject to possible redemption and $39,550 was allocated to the Public Rights and charged to shareholders’ equity.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 11,500,000 ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to additional paid-in capital and, to the extent additional paid-in capital is exhausted, accumulated deficit). Accordingly, as of August 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of August 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public share rights	(2,875,000)
Public shares issuance costs	(1,542,450)
Plus:
Accretion of carrying value of redemption value	4,417,450
Subsequent remeasurement of carrying value to redemption value	1,695,841
Ordinary shares subject to possible redemption as of August 31, 2026	$116,695,841

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of net income per redeemable share and net income per non-redeemable share following the two-class method of net income per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of August 31, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per share presented in the statements of operations is based on the following:

	For the Year Ended August 31, 2026	For the Period from August 29, 2025 (Inception) through August 31, 2025
Net income (loss)	$733,717	$(17,047)

	For the Year Ended August 31, 2026		For the Period from August 29, 2025 (Inception) through August 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$482,888	$250,829	$-	$(17,047)

Denominator:
Basic and diluted weighted average shares outstanding	5,789,768	3,007,404	-	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$-	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Under current Cayman Islands law, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted the ASU 2023-09 on September 1, 2025, the beginning of its fiscal year. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company did not have any material impact of adopting ASU 2023-09 on its financial statements.

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

On April 10, 2026, the underwriters notified the Company of their exercise of the remaining balance of the over-allotment option to purchase an additional 302,869 Units at a price of $10.00 per Unit. The closing of the over-allotment option occurred on April 15, 2026, generating additional gross proceeds of $3,028,690. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 3,029 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $30,290. As a result, the Company sold an aggregate of 11,500,000 Public Units in the IPO and over-allotment, generating aggregate gross proceeds of $115,000,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and over-allotment, the Sponsor purchased an aggregate of 212,000 Private Units in a private placement for an aggregate purchase price of $2,120,000. Each Private Unit consists of one ordinary share (“Private Share”) and one right to receive one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination (“Private Right”). The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

The Private Units, Private Shares, Private Rights and the ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On August 29, 2025, the Sponsor agreed to acquire 1,725,000 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0145 per share. Such ordinary shares were subsequently issued to the Sponsor on September 4, 2025. On January 21, 2026, the Company entered into an amendment to the subscription agreement with the Sponsor for the purchase of an additional 1,150,000 founder shares, resulting in a total acquisition of 2,875,000 ordinary shares for an aggregate consideration of $25,000, or approximately $0.009 per ordinary share. Up to 375,000 founder shares were initially subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. Following the full exercise of the underwriters’ over-allotment option, the Sponsor holds 2,875,000 founder shares, none of which remains subject to forfeiture.

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

Promissory Note — Related Party

On August 31, 2025, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note is non-interest bearing, unsecured and is due at the earlier of (1) March 31, 2026 or (2) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of August 31, 2026 and 2025, borrowings outstanding under the Promissory Note were $0 and $47, respectively.

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

As of August 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

Amounts Due to Related Party

During the year ended August 31, 2026, the Sponsor paid $176,167 of operating costs on behalf of the Company and loaned the Company $5,000 in cash on August 20, 2026. These amounts are non-interest bearing and due on demand. Amounts due to the related party were $181,167 and $0 as of August 31, 2026 and 2025, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Units (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement dated February 25, 2026 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the ordinary shares). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Representative’s Shares

The Company also issued 50,000 ordinary shares (including partial exercise of the over-allotment option) to the underwriter upon the consummation of the IPO. These shares were registered in connection with the IPO. The underwriters have agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2).

Additionally, the Company will issue to A.G.P. and/or its designee 230,000 ordinary shares upon the closing of an initial business combination of the Company valued at $10.00 per share as deferred compensation, without an additional cash payment by A.G.P., which are referred to herein as the “deferred compensation shares”. The representative has agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2). In addition, the representative has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within the Combination Period.

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

Finder’s Engagement Agreement

On March 15, 2026, the Company entered into a non-exclusive Finder’s Engagement Agreement (the “Finder Agreement”) with California Hedge Fund Inc. (the “Finder”), pursuant to which the Finder agreed to identify and introduce potential business combination targets to the Company and facilitate preliminary discussions in connection with a potential initial business combination. Under the Finder Agreement, the Company agreed to pay the Finder a non-refundable retainer and, upon the consummation of an initial business combination with a target introduced or identified by the Finder, a cash success fee. The Company also agreed to reimburse the Finder for certain reasonable, documented out-of-pocket expenses, subject to specified limitations. The Finder Agreement contains customary termination, confidentiality and other customary provisions.

On May 15, 2026, the Company and the Finder entered into Amendment No. 1 to the Finder Agreement, which increased the aggregate non-refundable retainer payable to the Finder from $250,000 to $500,000, with the remaining $250,000 becoming payable upon execution of the amendment in May 2026. Additionally, the cash success fee payable upon the consummation of a Transaction as defined in the Finder Agreement was increased from $3.75 million to $4.5 million. Except as modified by Amendment No. 1, the remaining terms of the Finder Agreement remained unchanged. As of August 31, 2026, the $500,000 non-refundable retainer was fully paid.

Service Agreement with Chief Executive Officer

On July 20, 2026, the Company appointed Florence Ng as Chief Executive Officer and entered into a Service Agreement providing a base salary of $5,000 per month, reimbursement of reasonable business expenses and a one-time $400,000 bonus payable within 30 days after successful completion of the initial Business Combination, in cash, equity or a combination thereof. The agreement may be terminated by either party on 30 days’ written notice without affecting accrued compensation. The Business Combination had not closed at August 31, 2026 and the completion bonus had not become payable.

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

As of August 31, 2026, there were 2,875,000 Founder Shares, 50,000 Representative Shares, and 212,000 Private Shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption). As of August 31, 2025, there were 2,875,000 Founder Shares outstanding. Founder Shares have been retroactively restated to reflect an amendment to the Subscription Agreement mentioned above.

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

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. As of August 31, 2026, there were 11,712,000 rights outstanding, consisting of 11,500,000 public rights and 212,000 private rights. As of August 31, 2025, there were no rights outstanding.

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

Through July 20, 2026, the Company’s chief operating decision maker (“CODM”) was its Chief Executive Officer, Chief Financial Officer and Chairman, which positions were then held by a single individual. Since July 20, 2026, the CODM consists of the Company’s Chief Executive Officer and its Chief Financial Officer and Chairman, who together review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended August 31, 2026	For the Period from August 29, 2025 (Inception) through August 31, 2025
General and administrative expenses	$962,124	$17,047
Interest earned on investments held in Trust Account	$1,695,841	-

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

August 31, 2026
Investments held in Trust Account	$116,695,841

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with APEX Tech Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, the Sponsor, in its capacity as Purchaser Representative, Korai Flix, Inc., a Delaware corporation (“Korai”), and Hongdae Lee, in his capacity as Company Representative. Pursuant to the Merger Agreement, the Company will re-domicile as a Delaware corporation, and Merger Sub will merge with and into Korai, with Korai surviving as a wholly-owned subsidiary of the Company, in exchange for aggregate merger consideration of $3,500,000,000 payable in newly issued shares of the Company valued at $10.00 per share. The closing is subject to shareholder approval and other customary conditions. In connection with the Merger Agreement, the Company also entered into a Sponsor Support Agreement and a Voting Agreement.

